Form 10-K
period 1994-01-02
ALLEGHENY LUDLUM CORP
filed 1994-03-15
CIK 811929

                                                                            1993

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 fee required for the fiscal year ended
     January 2, 1994 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 no fee required for the transition period from _____________ to ___________

                            Commission file number 1-9498
                          ALLEGHENY LUDLUM CORPORATION
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                     25-1364894
        (State of Incorporation)                            (I.R.S. Employer
                                                           Identification No.)

1000 Six PPG Place, Pittsburgh, Pennsylvania                   15222-5479
  (Address of principal executive offices)                     (Zip code)

       Registrant's telephone number, including area code: 412 - 394-2800
          Securities registered pursuant to Section 12(b) of the Act:

==============================================================================================
Title of each class                                  Name of each exchange on which registered
- ----------------------------------------------------------------------------------------------
Common Stock, Par Value $0.10 Per Share                    New York Stock Exchange, Inc.

5 7/8% Convertible Subordinated Debentures Due
March 15, 2002                                             New York Stock Exchange, Inc.
==============================================================================================


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes __X__            No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1994: $748,774,684. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

     Number of shares of Common Stock outstanding at March 1, 1994: 70,917,480

     Documents Incorporated by Reference:
     Selected portions of the 1993 Annual Report--Part I, Part II and Part IV of this Report.
     Selected portions of the 1994 Proxy Statement--Part III of this Report.
================================================================================

                                     INDEX

PART I
     THE COMPANY............................................................................................          3
     Item 1.     BUSINESS...................................................................................          3
     Item 2.     PROPERTIES.................................................................................          9
     Item 3.     LEGAL PROCEEDINGS..........................................................................         10
     Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................         10
PART II
     Item 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.......................         11
     Item 6.     SELECTED FINANCIAL DATA....................................................................         11
     Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................         11
     Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................         11
     Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE...................................................         11
PART III
     Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................         11
     Item 11.    EXECUTIVE COMPENSATION.....................................................................         11
     Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT....................................................................         11
     Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................         11
PART IV
     Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                   AND REPORTS ON FORM 8-K..................................................................         12
SIGNATURES..................................................................................................         13

                                     PART I

The Company

     The Company is a Pennsylvania corporation formed in 1979 with its principal executive offices located at 1000 Six PPG Place, Pittsburgh, Pennsylvania 15222-5479, telephone (412)394-2800. References to the "Company" mean Allegheny Ludlum Corporation and its subsidiaries and predecessors, unless the context otherwise requires.

     The Company is one of the world's leading manufacturers of specialty materials and one of the largest domestic producers of stainless steel. The Company manufactures stainless steel sheet, strip, plate, foil, welded tubing and stampings; grain-oriented silicon electrical steel sheet and strip; and other specialty steel and specialty metals alloys, including tool steels, magnetic, thermostatic and electronic sheet and strip, and high-temperature alloys.

Item 1. BUSINESS

Industry Overview

     The industry in which the Company operates is generally referred to as the specialty steel industry, which represents a small but distinct segment of the steel industry. The term "specialty steel" refers to stainless steels, high speed and tool steels, high temperature alloys (super alloys), electronic and thermostatic alloys and electrical steels. As compared with carbon steel, stainless steel alloys contain elements such as chromium, nickel and molybdenum to make them corrosion-and heat-resistant; electrical steel contains silicon to minimize energy loss; and tool steel alloys, which contain more carbon than stainless steel, include tungsten, molybdenum and other metals to make them both hard and malleable. Most high temperature alloys, electronic alloys and thermostatic alloys are not steel by definition and are more properly referred to as specialty metals.

     Unlike high-volume carbon steel producers, specialty steelmakers produce smaller quantities with special equipment. Because of the need to meet more exacting technical and metallurgical requirements, stainless and other specialty steels are made with special processing techniques and generally utilize different alloying elements such as nickel, ferrochromium, molybdenum, niobium, titanium and cobalt.

     Specialty steel is produced in a variety of forms (sheet, strip, plate, wire, rod, bar and tubing) and is selected for use in environments that demand materials having exceptional hardness, toughness, strength, resistance to heat, corrosion or abrasion or a combination of these characteristics. Common end uses of specialty steel include automobiles, appliances, communications and electronics equipment, marine equipment, electric power generating and distribution equipment, environmental equipment, home utensils and cutlery, construction products, tools, dies, food and chemical processing equipment, medical and health equipment and aircraft and defense equipment.

     While other materials such as carbon steel, titanium, composites, ceramics, aluminum and plastic compete in various applications with stainless steel, the largest part of the specialty steel industry, the Company believes that the domestic market for stainless steel has been growing over the past ten years as a result of the less rapid growth in the price of stainless steel relative to competitive products and the increasing demand for higher quality products with greater durability.

Acquisition

     On November 10, 1993, the Company completed its acquisition of Athlone Industries, Inc., a Delaware corporation ("Athlone"), by means of the merger (the "Merger") of a wholly owned subsidiary of the Company into Athlone. In the Merger, Athlone shareholders received .84726 of a share of Common Stock of the Company, with any fractional share sold for cash. A total of 5,153,376 shares of Company Common Stock was issued in the Merger. Athlone, through its Jessop Steel Company ("Jessop") operations, was primarily a manufacturer of specialty metals, primarily tool steel and stainless steel and nickel alloy plate mill plate. See
Note 11 of the Notes to the Consolidated Financial

Statements of the Company on page 36 of the 1993 Annual Report to Shareholders which is incorporated herein by reference.

General

     The Company operates in a single business segment, specialty steel. The Company has three principal product lines, consisting of stainless steel, grain-oriented silicon electrical steel and other specialty steel alloys (including tool steels and other specialty metals), which are produced at eleven facilities located in five states. Stainless steel products are marketed principally in the form of sheet, strip and plate as well as stampings and welded tubing. Silicon electrical steel is marketed in the form of sheet and strip. Other specialty steel alloys are marketed principally as sheet, strip and plate.

     The following table sets forth certain information concerning sales of the Company's principal product lines for the past five fiscal years.

                                                         1993        1992        1991        1990        1989
                                                                            (in millions)
Stainless Steel.....................................  $    892.3  $    831.4  $    771.2  $    798.4  $    886.6
Silicon Electrical Steel............................       156.0       161.1       172.2       205.8       216.3
Other Specialty Alloys..............................        51.9        43.5        61.2        80.7        77.3
                                                      ----------  ----------  ----------  ----------  ----------
     Total Sales....................................  $  1,100.2  $  1,036.0  $  1,004.6  $  1,084.9  $  1,180.2
                                                      ==========  ==========  ==========  ==========  ==========

For 1993, the table reflects the inclusion of Jessop sales beginning in November 1993.

     Additional information concerning the Company's sales and operating profit is set forth under the heading "Selected Financial Data" on page 39 of the Company's 1993 Annual Report to Shareholders which is incorporated herein by reference.

     The Company's products are sold primarily to customers within the United States who further process such materials into end products for resale to others. The Company's backlog of firm orders at the end of 1993 was $249.4 million (nearly all of which are expected to be filled within the year), as compared to $228.9 million at the end of 1992.

Stainless Steel

     Stainless steel products have represented the largest share of the Company's total sales. In 1993 stainless steel represented approximately 80% of total sales. Sheet and strip represent the most rapidly growing products in stainless steel.

     Stainless steel sheet (24 inches and wider) accounts for the largest portion of the Company's sales. It is used in a wide variety of consumer and industrial applications that require easy cleaning and corrosion resistance and the ability to be fabricated easily. Approximately 60% of the Company's stainless steel sheet is sold to service centers which have slitting, cutting and other processing facilities.

     Stainless steel strip (less than 24 inches wide) is used in a variety of consumer products and a wide range of automotive components. The Company's products include its very thin Precision Rolled Strip (TM) products which range in thickness from 0.0015 inch up to 0.015 inch. Approximately 75% of the Company's stainless steel strip is sold directly to end-use customers, with the remainder sold to service centers, including the Company's own distributor outlet for stainless steel strip, ALstrip, Inc., a subsidiary with locations in Skokie, Illinois; Exton, Pennsylvania; Brea, California; and Springfield, Tennessee.

     Stainless steel plate (at least .1875 inch thick and 10 inches wide) has a variety of applications, primarily in industrial equipment that requires cleanliness or corrosion-resistant capabilities such as pollution control scrubbers and other equipment, food processing equipment, pulp and paper equipment, chemical equipment and power generation equipment. The Company's plate products are sold in both coil and cut-to-length ("plate mill plate") form. Coil plate is sold to service center customers who further process the material by roller leveling and cutting to length before final use or sale. The Company's Washington, Pennsylvania plant, which was acquired in the Jessop acquisition, converts a substantial amount of the Company's slabs and ingots into plate mill plate. A subsidiary of Lukens Inc. continues to convert stainless steel slabs which cannot be processed by the Washington plant. See "Competition and Imports of Specialty Steel" on page 6. Approximately
80% of the Company's stainless steel plate is sold to service centers.

Silicon Electrical Steel

     The Company's grain-oriented silicon electrical steel products are used primarily in applications in which electrical conductivity and magnetic properties are important and are sold directly to end-use customers. Users of the Company's silicon electrical steel products include manufacturers of transformers and communications equipment.

Other Specialty Alloys

     The Company also produces high temperature alloys, electronic and thermostatic alloys, tool steel, and other specialty alloys in flat-rolled form. These specialty alloys are used primarily in applications that require high strength, hardness, heat resistance and special magnetic, electronic or expansion characteristics. Other specialty alloy sales are expected to increase due to the acquisition of Jessop Steel.

Raw Materials

     The principal materials used by the Company in the production of its specialty steel are scrap (including nickel-, chromium-and molybdenum-bearing scrap), nickel and nickel alloys, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, manganese and manganese alloys and other alloying materials. Certain of these raw materials, such as ferrochromium and nickel, can be acquired by the Company and its specialty steel industry competitors, in large part, only from foreign sources. The Company purchases its nickel requirements principally from producers in Australia, Canada, Norway and the Dominican Republic. Ferrochromium is purchased primarily from producers in South Africa, Zimbabwe, Turkey and Finland. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions which might disrupt supplies or affect the price of these materials. More than 80% of the world's reserves of ferrochromium are located in South Africa, Zimbabwe, Albania and Kazakhstan. The Company also uses large amounts of electricity particularly in the melt shop in the Company's Brackenridge Works and natural gas in the manufacture of its products; energy costs currently represent approximately 6% of the Company's revenue dollars.

Research, Development and Technical Services

     The Company's research, development and technical service activities are closely interrelated and are directed toward cost reduction, process improvement, process control, quality assurance and control, system development, the development of new manufacturing methods, the improvement of existing manufacturing methods, the improvement of existing products and the development of new products where a proprietary position is possible. The Company conducts its primary research activities at its Technical Center in Natrona Heights, Pennsylvania.

     Expenditures for research, development and technology totaled $41.9 million in 1993, $40.7 million in 1992, and $35.5 million in 1991. Research and development expenses related to activities conducted at the Technical Center were $9.2 million, $10.0 million, and $7.4 million in 1993, 1992, and 1991, respectively.

The recent acquisition of the Washington, Pennsylvania plate facility (formerly Jessop Steel) enhances the Company's technological capabilities in stainless steel and tool steel plate products. The products produced at this plant include K-12(R) Armor Plate, Minimiser (TM) Stainless Steel Plate and Jessop Econo-miser(R) Tool Steel.

     In 1992, the Company and Voest-Alpine Industrieanlagenbau GesmbH, headquartered in Linz, Austria, completed construction of the first COILCAST(TM) commercial-size prototype thin strip direct casting machine to produce stainless and carbon steel flat products directly from molten steel, using technology developed by them as joint venture partners. If successful, the new technology to direct cast
- ---------
(TM)Trademark of the Company.

sheet and strip steel could eliminate the need for conventional slab or ingot casting and hot strip rolling practices used for certain products, thus significantly advancing the state-of-the-art of steelmaking. The COILCAST prototype machine, installed by Voest-Alpine, is owned and is being operated by the Company at its Lockport, New York Plant. While it is difficult to predict whether or when this project will succeed, the COILCAST joint venture aims to market the new technology as soon as commercial viability is established which may be the mid-to late-1990s. Under licensing and royalty agreements with the Company, Voest-Alpine will have exclusive worldwide marketing rights. Test casts were performed from time to time in 1993 and are continuing as is developmental work at Voest Alpine's facilities in Linz, Austria and at the Company's Technical Center.

     The Company owns over 200 United States patents, many of which are also filed under the patent laws of other nations, but does not consider its business to be materially dependent on any patent or patent rights.

Competition and Imports of Specialty Steel

     The Company is a leading producer of specialty steel. There are at least six domestic producers of stainless steel sheet, strip and plate. The Company's principal domestic competitors are J&L Specialty Steel, Inc. ("J&L", formerly known as J&L Specialty Products Corporation), whose majority stockholder is France's Ugine, S.A. ("Ugine"), a subsidiary of Usinor Sacilor, which is Europe's largest steelmaker and is controlled by the French government; Armco Inc. ("Armco"), which acquired Cyclops Industries Inc. in 1992; Lukens Inc. ("Lukens"), which acquired Washington Steel Company in 1992; and North American Stainless, a joint venture between Armco Inc. ("Armco") and Acerinox, S.A. (a Spanish stainless steel producer), which has begun shipments from a new finishing facility in Kentucky that reportedly will have the capability of producing up to 150,000 tons of flat rolled stainless steel per year. With respect to grain-oriented silicon electrical steel (used in electrical transformers), the Company believes that it and Armco Inc. are the only two U.S. producers. The Company believes that there are several other domestic producers of other specialty alloys in flat-rolled form.

     In the fourth quarter of 1993, Lukens' Washington Steel Group began to manufacture and sell stainless steel plate mill products; previously, Washington Steel produced stainless sheet, strip and coil plate products and Lukens produced stainless plate mill plate only on a conversion basis. Lukens has also announced its plans to start up its new sheet and plate processing systems, and expects a new steckel mill and stainless steel refining systems on line, in the next two years. In the fourth quarter of 1993, J&L made an initial public offering of common stock which reduced the ownership of Ugine from 100 percent to approximately 54 percent; J&L has announced that it is undertaking a five year $175 million to $225 million capital investment plan to increase capacity, expand the company's product line and improve productivity. In January 1994, Armco announced plans to leave carbon steel and focus on its specialty steel business.

     In 1993, Nucor Corp., a carbon steel minimill with $1.6 billion of sales, announced plans to enter the stainless steel market and produce stainless steel products used primarily in automotive exhaust systems.

     The Company faces active competition in the sale of all of its products from both domestic and foreign competitors. A number of foreign competitors are government owned and/or subsidized. The principal methods of competition in specialty steel are price, service and product quality.

     Voluntary Restraint Agreements (VRAs) that limit certain imported products expired on March 31, 1992. While imports have increased in 1993, the long-term effects of the expiration of the VRAs are unclear.

     The level of stainless and silicon steel imports increased significantly in the 1993 fiscal year. Import penetration in 1993 for stainless steel sheet and strip increased 62% to 25.2% of the domestic market following an increase in 1992 to 17.8%. Import penetration of stainless steel plate increased 26.0% to 16.0% in 1993 as compared to 14.5% in 1992.

     Imports of silicon electrical steel increased to 16.5% in 1991, 17.5% in 1992 and increased 40% to 23.0% of the domestic market in 1993. In August 1993, the Company and others filed trade cases charging that dumping and unfairly priced and subsidized silicon electrical steel imports are undermining the U.S. market. In October 1993, the International Trade Commission ruled that imports of grain-oriented silicon steel from Italy and Japan injure or threaten injury to domestic producers. Beginning in February 1994, importers from these nations must post either cash or bonds of approximately 30% on the value of imported silicon electrical steel products. Silicon electrical steel also faces competition from amorphous metals, currently produced in the United States only by Allied Signal Corporation.

     Multilateral steel consensus agreements which are aimed at eliminating foreign subsidies and foreign market access barriers have not yet been reached. The Company believes the U.S. government must take action to protect domestic markets from unfair trade practices by any company or nation which does not have to meet a profit or capital formation discipline. Therefore, the Company is urging the U.S. government to reach agreements with foreign governments to accomplish these objectives.

     In addition to competition from other stainless steel producers, other materials such as carbon steel, titanium, composites, ceramics, aluminum and plastic compete in various applications with stainless steel.

Exports

     Revenues from export sales were $79 million, $69 million, and $112 million in fiscal years 1993, 1992, and 1991, respectively. Political unrest and economic problems in some important export markets and the volatility of foreign exchange rates make it difficult to predict whether export sales will continue at the levels reached in the last three years.

Executive Officers of the Registrant

     Executive officers of the Company as of February 28, 1994:

                                                                              Title and Year Elected
Name                                                  Age                      to Present Position
- ----                                                  ---                      -------------------
Richard P. Simmons...............................     62      Chairman of the Board ........................... 1986
Robert P. Bozzone................................     60      President and Chief Executive Officer ........... 1990
Arthur H. Aronson................................     58      Executive Vice President
                                                                and Chief Operating Officer ................... 1990
James L. Murdy...................................     55      Senior Vice President-Finance and
                                                                Chief Financial Officer ....................... 1988
Douglas A. Kittenbrink...........................     38      Vice President-Engineering ...................... 1992
Bruce A. McGillivray.............................     60      Vice President-Human Resources .................. 1986
Carl M. Moulton..................................     45      Group Vice President ............................ 1993
Robert S. Park...................................     49      Treasurer ....................................... 1986
Richard R. Roeser................................     47      Controller ...................................... 1986
Robert W. Rutherford.............................     53      Vice President-Commercial ....................... 1986
Jack W. Shilling.................................     50      Vice President-Technical ........................ 1989
David G. Vietmeier...............................     49      Vice President-Purchasing ....................... 1988
Harry R. Wagner..................................     49      Vice President-Production ....................... 1988
Jon D. Walton....................................     51      Vice President-General Counsel
                                                                and Secretary ................................. 1990

     Mr. Simmons served as Chairman of the Board and Chief Executive Officer of the Company from 1986 to 1990. Mr. Bozzone served as Chief Operating Officer from 1985 to 1990. Mr. Aronson has been Executive Vice President of the Company since 1988 and Chief Operating Officer since 1990.
Mr. Kittenbrink was employed in various high level engineering management and professional positions for over 5 years with Inland Steel Industries, Inc. before joining the Company in May 1992.
Mr. Moulton was President of Jessop Steel Company from 1988 until he joined the Company upon the Company's acquisition of Jessop in November, 1993. Mr. Walton had been General Counsel and Secretary of the Company prior to 1990. Each of the other executive officers of the Company has held high level managerial or professional positions with the Company for more than the past five years, except as noted above.

Employees

     As of January 2, 1994, the Company had approximately 6,100 employees (including 670 at the Company's Washington operations) of whom approximately 2,100 were salaried employees (including approximately 70 salaried production employees) and approximately 5,600 retirees.

     Substantially all of the production and maintenance employees are covered by a four-year labor contract between the Company and the United Steelworkers of America ("USWA") which was agreed upon in February, 1990 and is effective through March 31, 1994. The Company is in the process of negotiating with the USWA and cannot predict the outcome of the negotiations. The Company believes that it enjoys a good relationship with the USWA and expects that the Company and the USWA will be able to achieve a mutually satisfactory contract.

Environmental, Health and Safety Matters

     The Company (and the industry in which it competes) is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials, and is also subject to other federal and state laws and regulations regarding health and safety matters. Each of the Company's production facilities has permits and licenses allowing and regulating air emissions and water discharges. The Company believes that it is in substantial compliance with environmental laws and regulations. The Company estimates that its capital expenditures for fiscal year 1994 will include $6 million for additional or upgraded pollution control equipment.

     The Company, like most corporations in the steel and metals-producing industries, expects to spend additional funds to meet the lower levels of emissions mandated by the Clean Air Act Amendments of 1990 (the "CAA Amendments"). The Company continues to study the impact of the CAA Amendments on its business and operations. The extent of the costs to the Company in meeting the lower emissions levels is not yet known since many clarifying regulations and standards are yet to be promulgated. The Company continues to believe that it will be able to meet the new requirements while continuing its capital programs.

     The Company believes that the CAA Amendments may indirectly increase certain costs of doing business over the long term. The provisions of the CAA Amendments dealing with acid rain are likely to increase electricity rates by 10% or more over the next several years with the probability of additional increases in following years. However, many of the production improvements the Company has made and will continue to make are designed to reduce the amount of energy consumed in its manufacturing processes. Energy costs currently represent approximately 6% of the Company's revenue dollars.

Limited Partnership Investment

     The Company, through its wholly owned subsidiaries, has made commitments to invest as a limited partner in two Code, Hennessy & Simmons limited partnership leveraged buyout funds and in the entities that serve as the general partners of the funds. Investors made commitments to invest approximately $82.5 million when the first fund was formed in 1989, including $25 million invested or to be invested by the Company's subsidiary. In December 1993, investors made commitments to invest $107.5 million in the second fund, including $30 million to be invested by the Company's subsidiary. Both funds have been formed to originate and lead investments in middle market companies that are undergoing an ownership transition. The first fund's portfolio includes, and the second funds' portfolio is expected to include, companies that design, manufacture and distribute consumer and industrial products for a variety of end use applications and are based primarily in the midwest.

     As of January 2, 1994, the Company's subsidiaries had invested a total of $22.3 million in the first fund and had received in total cash distributions of $24.1 million through January 2, 1994. The subsidiaries' remaining investment in the first fund, representing their proportionate ownership of the Fund's six portfolio company holdings, had a valuation of $22.8 million on the Company's January 2, 1994 balance sheet. The Company cannot predict the magnitude or timing of any future gains or losses related to the investment.

Item 2. PROPERTIES

     The name, location and area of each of the Company's principal manufacturing plants together with the principal products which they are equipped to produce as of January 2, 1994, are as follows:

                                        Area in
Plant and Location                    Square Feet                        Principal Products
- ------------------                    -----------                        ------------------
Brackenridge Works                      2,443,000  Stainless steel and specialty metals strip, sheet and plate,
  Brackenridge and Natrona,                        silicon electrical steel strip and sheet, and other specialty
  Pennsylvania                                     steel strip and sheet.
West Leechburg Works                    1,415,000  Stainless steel and specialty metals strip and sheet, silicon
  West Leechburg and Bagdad,                       electrical steel strip and sheet, and other specialty steel
  Pennsylvania                                     strip and sheet.
Vandergrift Plant                         966,000  Stainless steel strip and sheet.
  Vandergrift, Pennsylvania
Washington Plant                          615,000  Stainless steel and tool steel plate products.
  Washington, PA
Wallingford Plant                         591,000  Stainless steel and specialty metals strip and sheet and other
  Wallingford and                                  specialty steel strip and sheet.
  Waterbury, Connecticut
Lockport Plant                            282,000  Stainless steel and other specialty metals products.
  Lockport, New York
New Castle Plant                          178,000  Stainless steel sheet.
  New Castle, Indiana
Claremore Plant                           135,000  Stainless steel tubular products.
  Claremore, Oklahoma

     The Brackenridge Plant utilizes four electric furnaces, an argon-oxygen decarburization (A.O.D.) unit, a continuous caster and rolling mills in its production. The Natrona Plant has three coreless induction furnaces, two basic oxygen furnace vessels and ingot casting facilities. The Lockport Plant has three electric arc furnaces, a vacuum induction melting furnace, electroslag and vacuum arc remelting equipment, and A.O.D. and rolling facilities.

     The Vandergrift, Wallingford, West Leechburg, Bagdad and New Castle Plants have annealing, rolling and slitting facilities. The Claremore Plant utilizes electric welding facilities in producing tubular products.

     The Washington Plant which was obtained in the acquisition of Jessop Steel has melting, rolling, annealing and finishing facilities utilized in the production of plate products. The Company has announced plans to close the melting facilities at the Washington Plant effective April 29, 1994.

     The Company owns all of the foregoing plants, each of which, with the exception of the Waterbury Plant, is subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings. See Note 4 of the Notes to the Consolidated Financial Statements in the 1993 Annual Report.

     While the plants have been constructed at various times over a long period, many of the buildings have been replaced, remodeled or expanded and additional buildings have been constructed from time to time. Much of the equipment at the various plants has likewise been replaced or remodeled and new equipment has been added at various times. The Company believes that the plants have been well-maintained and are technologically advanced.

     Ongoing process and equipment modifications have resulted in incremental capacity gains each year since 1980. The Brackenridge primary melting and continuous slab casting facilities have operated at high levels for the past five years. In 1994, the Company's primary melt shop is operating at capacity and the Company is making arrangements to purchase slabs from other manufacturers of stainless steel to meet sales demand. The stainless steel finishing plants have operated at approximately 85% to 95% of capacity during the same time period. The Company has increased stainless steel finishing capacity through process and equipment improvements, computer-assisted scheduling plans, the installation of new equipment at the Vandergrift Plant and the purchase of the Waterbury Plant in August, 1990. The Company's plants producing silicon electrical steels have operated at approximately 50% to 90% of capacity since 1980 and are currently operating at a rate of approximately 75%.

     The Company conducts its primary research activities at its Technical Center in Natrona Heights, Pennsylvania. The facility contains state-of-the-art equipment for a variety of testing and analytical activities relating to the Company's products and processes. The Company owns this 139,000 sq. ft. facility.

     The Coatesville and Santa Fe Processing Centers, located near Philadelphia, Pennsylvania and Los Angeles, California, respectively, are warehouses used in the distribution of the Company's Jessop plate products. The Coatesville facility is owned while the Santa Fe facility is leased from a third party.

     The Company has had a long-term arrangement with an unaffiliated steel producer to cut and finish stainless steel plate. The Company intends to continue this arrangement to convert stainless steel slabs which cannot be processed by the Washington Plant.

     The Company's subsidiary, ALstrip, Inc., operates stainless steel strip distribution centers in Skokie, Illinois, Exton, Pennsylvania, Brea, California and Springfield, Tennessee. ALstrip owns all its slitting and cutting equipment and the Skokie and Springfield facilities outright and leases its other facilities from third parties.

     The Company's executive offices, located in Pittsburgh, Pennsylvania, and Western Regional Sales Office, located in Schaumburg, Illinois, are leased from third parties. The Eastern Regional Sales Office is located at the Wallingford Plant. These facilities are modern and sufficient for the Company to carry on its activities.

Item 3. LEGAL PROCEEDINGS

     As previously reported, on November 18, 1988, a civil action was commenced in the Court of Common Pleas of Allegheny County, Pennsylvania, by two retired former employees of the Company, Richard D. Mercer and Edward R. Lipski, against the Company and Richard P. Simmons. The plaintiffs' complaint alleged that in November 1986, pursuant to a Buy-Sell Arrangement, the Company repurchased their shares of Company common stock, and that the defendants did not disclose to the plaintiffs certain material information relating to the Company and management's future plans and made certain misrepresentations. On August 6, 1991, a jury reached a verdict in the suit in favor of the Company and Mr. Simmons. On March 6, 1992, the trial judge entered a judgment in favor of the Company and Mr. Simmons from which the plaintiffs appealed. On July 9, 1993, the Pennsylvania Superior Court entered an order affirming the trial court's ruling in favor of the Company and Mr. Simmons. The plaintiffs' petition to the Pennsylvania Supreme Court to review the Superior Court's ruling was denied on November 29, 1993, thus concluding the lawsuit in favor of the Company and Mr. Simmons.

     In addition, the Company is involved in various lawsuits from time to time arising in the ordinary course of business and otherwise. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 1993.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

     Information required by this item is incorporated by reference from "Common Stock Data" on page 40 of the 1993 Annual Report.

Item 6. SELECTED FINANCIAL DATA

     Information required by this item is incorporated by reference from "Selected Financial Data" on page 39 of the 1993 Annual Report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 to 24 of the 1993 Annual Report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements listed in Item 14(a)(1) are incorporated by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this report, the information concerning the directors of the Company required by this item is incorporated by reference from "Nominees for Director" and "Continuing Directors" as set forth in the 1994 Proxy Statement filed by the registrant pursuant to Regulation 14A.

Item 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from "Compensation of Directors," "Executive Compensation and Other Information," "Employment Agreements with Certain Executive Officers," "Cumulative Total Shareholder Return," and "Board Compensation Committee Report on Executive Compensation" as set forth in the 1994 Proxy Statement filed by the registrant pursuant to Regulation 14A.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from "Security Ownership" as set forth in the 1994 Proxy Statement filed by the registrant pursuant to Regulation 14A.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from "Certain Transactions" as set forth in the 1994 Proxy Statement filed by the registrant pursuant to Regulation 14A.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
        REPORTS ON FORM 8-K

(a) Exhibits and Financial Statement Schedules:

     (1) Financial Statements

     The following consolidated financial statements included on pages 25 through 38 of the 1993 Annual Report are incorporated by reference:

          Consolidated Statement of Income--Years Ended
            January 2, 1994, January 3, 1993, and December 29, 1991 Consolidated Balance Sheets at January 2, 1994, and January 3, 1993 Consolidated Statement of Cash Flows--Years Ended
            January 2, 1994, January 3, 1993 and December 29, 1991
          Notes to Consolidated Financial Statements
          Report of Ernst & Young, Independent Accountants

     The consent to incorporate the Auditors' Report is included herein on page 14.

     (2) Financial Statement Schedules

     The following Consolidated Statement Schedules are included herein:

                                                                                                       Page No.
                                                                                                       --------
Schedules: Years Ended January 2, 1994, January 3, 1993 and December 29, 1991
         I.  Marketable Securities--Other Investments..............................................             15
         V.  Property, Plant and Equipment.........................................................             16
        VI.  Accumulated Depreciation, Depletion and Amortization
             of Property, Plant and Equipment......................................................             17
      VIII.  Valuation and Qualifying Accounts.....................................................             18
        IX.  Short-Term Borrowings.................................................................             19

     All other schedules set forth in the applicable accounting regulations of the Securities and Exchange Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

     (3) Exhibits

     A list of exhibits included in this Report or incorporated by reference is found in the Exhibit Index beginning on page 20 of this Report and incorporated by reference.

(b) Reports on Form 8-K filed in the fourth fiscal quarter of 1993:

     The Company filed a report on Form 8-K dated October 26, 1993, regarding a news release of the Company's 1993 fiscal third quarter results.

     The Company filed a report on Form 8-K regarding the Company's acquisition of Athlone Industries, Inc. on November 10, 1993, which was amended by a report on Form 8-K/A-1 filed January 12, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLEGHENY LUDLUM CORPORATION

                                                  /s/ ROBERT P. BOZZONE
March 14, 1994
                                          By....................................
                                                    Robert P. Bozzone
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          /s/ RICHARD P. SIMMONS                       /s/ C. FRED FETTEROLF
By.....................................      By.....................................
            Richard P. Simmons                           C. Fred Fetterolf
          Chairman of the Board                               Director
               and Director
                                                        /s/ THOMAS MARSHALL
          /s/ ROBERT P. BOZZONE              By.....................................
By.....................................                   Thomas Marshall
            Robert P. Bozzone                                 Director
  President and Chief Executive Officer
               and Director                           /s/ W. CRAIG MCCLELLAND
                                             By.....................................
          /s/ ARTHUR H. ARONSON                         W. Craig McClelland
By.....................................                       Director
            Arthur H. Aronson
         Executive Vice President                      /s/ RICHARD K. PITLER
       and Chief Operating Officer           By.....................................
               and Director                              Richard K. Pitler
                                                               Director
            /s/ JAMES L. MURDY
By.....................................             /s/ CHARLES J. QUEENAN, JR.
              James L. Murdy                 By.....................................
      Senior Vice President-Finance                   Charles J. Queenan, Jr.
       and Chief Financial Officer                            Director
               and Director
                                                         /s/ JAMES E. ROHR
          /s/ RICHARD R. ROESER              By.....................................
By.....................................                    James E. Rohr
            Richard R. Roeser                                 Director
                Controller
                                                       /s/ GEORGE W. TIPPINS
            /s/ ROBERT S. PARK               By.....................................
By.....................................                  George W. Tippins
              Robert S. Park                                  Director
                Treasurer
                                                     /s/ STEVEN C. WHEELWRIGHT
         /s/ PAUL S. BRENTLINGER             By.....................................
By.....................................                Steven C. Wheelwright
           Paul S. Brentlinger                                Director
                Director

         CONSENT TO INCORPORATE AUDITORS REPORT ON FINANCIAL STATEMENTS

     We consent to the incorporation by reference in this Form 10-K of Allegheny Ludlum Corporation of our report dated January 31, 1994, included in the 1993 Annual Report to Shareholders of Allegheny Ludlum Corporation.

     Our audits also included the financial statement schedules of Allegheny Ludlum Corporation listed in item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                  ERNST & YOUNG

Pittsburgh, Pennsylvania
January 31, 1994

              SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS

                 ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                           (in thousands of dollars)

                                                                                                           Amount at
                                                                                                           Which Each
                                                                                                          Portfolio of
                                                                                                             Equity
                                                                                                            Security
                                                              Number of                                    Issues and
                                                              Shares or                   Market Value     Each Other
                                                          Units--Principal                of Each Issue  Security Issue
                   Name of Issuer and                     Amounts of Bonds     Cost of     at Balance    Carried in the
                  Title of Each Issue                         and Notes      Each Issue    Sheet Date    Balance Sheet
                  -------------------                         ---------      ----------    ----------    -------------
Year Ended January 2, 1994:
  U.S. Government Notes.................................             48,461   $   49,501   $     49,705    $     49,501
  Corporate Notes.......................................              1,000          965            998             965
                                                                                                         --------------
                                                                                                           $     50,466
                                                                                                         ==============
Year Ended January 3, 1993:
  U.S. Government Notes.................................             59,373   $   60,496   $     60,320    $     60,320
  Corporate Notes.......................................             11,962       11,946         11,795          11,795
                                                                                                         --------------
                                                                                                           $     72,115
                                                                                                         ==============

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                 ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                           (in thousands of dollars)

                                                  Balance at                                                   Balance
                                                   beginning   Additions                Other changes--add     at end
                 CLASSIFICATION                    of period    at cost   Retirements  (deduct)--describe(1)  of period
                 --------------                    ---------    -------   -----------  ---------------------  ---------
Year Ended January 2, 1994:
  Land..........................................  $     7,530  $      --   $       --       $           700  $     8,230
  Buildings.....................................       54,381        796          (12)                7,300       62,465
  Machinery and equipment.......................      435,643     49,650         (194)               57,314      542,413
                                                  -----------  ---------  -----------  --------------------  -----------
          TOTALS................................  $   497,554  $  50,446   $     (206)      $        65,314  $   613,108
                                                  ===========  =========  ===========  ====================  ===========
Year Ended January 3, 1993:
  Land..........................................  $     7,472  $      58   $       --       $            --  $     7,530
  Buildings.....................................       52,199      2,182           --                    --       54,381
  Machinery and equipment.......................      413,544     23,747       (1,648)                   --      435,643
                                                  -----------  ---------  -----------  --------------------  -----------
          TOTALS................................  $   473,215  $  25,987   $   (1,648)      $            --  $   497,554
                                                  ===========  =========  ===========  ====================  ===========
Year Ended December 29, 1991:
  Land..........................................  $     7,472  $      --   $       --       $            --  $     7,472
  Buildings.....................................       50,650      1,549           --                    --       52,199
  Machinery and equipment.......................      378,947     34,907         (310)                   --      413,544
                                                  -----------  ---------  -----------  --------------------  -----------
          TOTALS................................  $   437,069  $  36,456   $     (310)      $            --  $   473,215
                                                  ===========  =========  ===========  ====================  ===========

- ---------
(1)  Represents assets acquired with purchase of Jessop Steel.

       SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                 ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                           (in thousands of dollars)

                                           Balance at      Additions                                                Balance
                                            beginning   charged to costs                   Other changes--add       at end
             CLASSIFICATION                 of period     and expenses     Retirements     (deduct)--describe      of period
             --------------                 ---------     ------------     -----------     ------------------      ---------
Year Ended January 2, 1994:
  Buildings..............................  $    13,200     $       2,468    $       (12)        $             --  $    15,656
  Machinery and equipment................      122,218            27,572           (280)                      --      149,510
                                           -----------  ----------------  -------------  -----------------------  -----------
          TOTALS.........................  $   135,418     $      30,040    $      (292)        $             --  $   165,166
                                           ===========  ================  =============  =======================  ===========
Year Ended January 3, 1993:
  Buildings..............................  $    10,842     $       2,358    $        --         $             --  $    13,200
  Machinery and equipment................       97,607            25,220           (609)                      --      122,218
                                           -----------  ----------------  -------------  -----------------------  -----------
          TOTALS.........................  $   108,449     $      27,578    $      (609)        $             --  $   135,418
                                           ===========  ================  =============  =======================  ===========
Year Ended December 29, 1991:
  Buildings..............................  $     8,514     $       2,328    $        --         $             --  $    10,842
  Machinery and equipment................       73,798            23,896            (87)                      --       97,607
                                           -----------  ----------------  -------------  -----------------------  -----------
          TOTALS.........................  $    82,312     $      26,224    $       (87)        $             --  $   108,449
                                           ===========  ================  =============  =======================  ===========

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                 ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                           (in thousands of dollars)

                                  Balance at                  ADDITIONS                                           Balance
                                   beginning   Charged to costs     Charged to other                               at end
          DESCRIPTION              of period     and expenses      accounts--describe    Deductions--describe     of period
         ------------              ---------     ------------      ------------------    --------------------     ---------
Year Ended
 January 2, 1994:
  Allowance for doubtful
   accounts.....................   $    3,235      $         696        $     300(1)       $            (440)(2)  $    3,791
                                  ===========  =================                         ====================    ===========
Year Ended
 January 3, 1993:
  Allowance for doubtful
   accounts.....................   $    3,547      $         110           --                 $          (422)(2) $    3,235
                                  ===========  =================                         ====================    ===========
Year Ended
 December 29, 1991:
  Allowance for doubtful
   accounts.....................   $    3,571      $       2,518           --                 $       (2,542)(2)  $    3,547
                                  ===========  =================                         ====================    ===========

- ---------
(1)  Balance acquired with the purchase of the Jessop Steel operations.

(2)  Uncollectible accounts written off, net of recoveries.

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                 ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                           (in thousands of dollars)


                                               Weighted         Maximum            Average                    Weighted
                                   Balance      average         amount              amount                     average
     CATEGORY OF AGGREGATE         at end      interest       outstanding          outstanding               interest rate
     SHORT-TERM BORROWINGS        of period      rate      during the period   during the period (1)     during the period (2)
     ---------------------        ---------      ----      -----------------   ---------------------     ---------------------
Year Ended January 2, 1994:
  Revolving credit agreement...   $       --           --     $           --       $            --                         --
                                 ===========  ===========  =================  ====================     =======================
Year Ended January 3, 1993:
  Revolving credit agreement...   $       --           --     $       38,000       $         9,200                         5.3%
                                 ===========  ===========  =================  ====================     =======================
Year Ended December 29, 1991:
  Revolving credit agreement...   $   17,000          5.3%    $       49,000       $        23,534                         7.0%
                                 ===========  ===========  =================  ====================     =======================

- ---------
(1) The average amount outstanding under the Company's revolving credit agreement was computed by multiplying the various balances outstanding by the number of days outstanding and dividing the product by 365 days.
(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

                                 EXHIBIT INDEX

   Exhibit
   Number                                           Description                                          Reference
   ------                                           -----------                                          ---------
  3(a)         Restated and Amended Articles of Incorporation of the Company..........................       (a)
  3(b)         By-Laws, as amended....................................................................       (i)
  4(a)         Indenture dated as of March 1, 1992, between Allegheny Ludlum
                 Corporation and The First National Bank of Boston, as Trustee (relating to
                 $100,000,000 5 7/8% Convertible Subordinated Debentures due
                 March 15, 2002)......................................................................       (b)
  4(b)         Industrial Revenue Bonds/Capitalized Leases:

                      (i)  Allegheny County Industrial Development Authority, 1977 Series A, 6-1/4%
                           Pollution Control Revenue Bonds, $13,000,000, due
                           2/1/07 (relating to plants in West Leechburg, Brackenridge and Natrona,
                           Pennsylvania);..............................................................       (c)

                     (ii)  Allegheny County Industrial Development Authority, 1978 Series A, 7.20%
                           Pollution Control Revenue Bonds, $1,700,000, due
                           12/1/03 (relating to plants in West Leechburg, Brackenridge and Natrona,
                           Pennsylvania);..............................................................       (c)

                    (iii)  Niagara County Industrial Development Agency, 1984, Variable Rate Industrial
                           Development Revenue Bonds, $10,000,000, due
                           10/1/02 (relating to plant in Lockport, New York);..........................       (c)

                     (iv)  Allegheny County Industrial Development Authority, 1973 Series A, 6%
                           Industrial Revenue Bonds, $2,700,000, due 2/1/98 (relating to plants in
                           Brackenridge, Natrona, West Leechburg and Bagdad, Pennsylvania);............       (c)

                      (v)  Allegheny County Industrial Development Authority, 1974 Series B, 6.5%
                           Industrial Revenue Bonds, $1,000,000, due 2/1/98 (relating to plants in
                           Brackenridge, Natrona and Bagdad, Pennsylvania);............................       (c)

                     (vi)  City of New Castle Economic Development Revenue Bonds,
                           1974 Series, 6.25%, $1,000,000, due 7/1/94 (relating to plant
                           in New Castle, Indiana);....................................................       (c)

                    (vii)  Allegheny Valley Development Corporation, 1976 Series A, 4% Industrial
                           Revenue Bonds, $2,024,000, due 5/1/97 (relating to plant in Brackenridge,
                           Pennsylvania);..............................................................       (c)

                   (viii)  Claremore Industrial Development Authority, 1977 Series A, 6.3%
                           Industrial Development Revenue Bonds, $4,150,000, due 11/1/07 (relating to
                           plant in Claremore, Oklahoma);..............................................       (c)

                     (ix)  Connecticut Development Authority, 1981 Series, Variable Rate, $950,000, due
                           10/1/94 (relating to plant in Wallingford, Connecticut);....................       (c)

                      (x)  Claremore Industrial Development Authority, 1982 Series, Variable Rate
                           Industrial Development Revenue Bonds, $550,000, due 2/1/94 (relating to
                           plant in Claremore, Oklahoma);..............................................       (c)

                     (xi)  Westmoreland County Industrial Development Authority, 1986, Variable Rate
                           Urban Development Action Grant, $775,000, due 1991 through 1996 (relating to
                           plant in West Leechburg, Pennsylvania);.....................................       (c)

                     (xii)  Pennsylvania Industrial Development Authority, 1988, 3% Loan, $2,000,000,
                           due 1989 through 2004 (relating to plant in Vandergrift, Pennsylvania);.....       (c)

   Exhibit
   Number                                            Description                                          Reference
   ------                                            -----------                                          ---------
                   (xiii) Pennsylvania Sunny Day Fund, 1989, 3% Loan, $3,750,000, due 1989 through
                          2004 (relating to plant in Vandergrift, Pennsylvania);.......................        (c)

                   (xiv)  Westmoreland County Industrial Development Authority, 1989, 3% Loan,
                          $3,000,000, due 1989 through 1999 (relating to plant in
                          Vandergrift, Pennsylvania);..................................................        (c)

                   (xv)   Financing Agreement dated as of December 20, 1988 between Green River
                          Steel Corporation and the Commonwealth of Kentucky, acting through the
                          State Property and Buildings Commission and the Economic Development
                          Cabinet (relating to Green River Plant)........................................      (c)

                   (xvi)  Washington County Industrial Development Authority, Series 1984,
                          13.125% Bond, $4,500,000, due 2004 (relating to Jessop Steel Company
                          Project)......................................................................       (c)

 10(a)       Amended and Restated Credit Agreement dated December 28, 1990, as amended...................      (d)


 10(b)       Additional Compensation Plan*...............................................................      (a)

 10(c)       Key Man Salary Continuation Program (1)*....................................................      (a)

 10(d)       Benefit Restoration Plan*...................................................................      (e)

 10(e)       Employment Agreement between the
               Company and R. P. Simmons, as amended*....................................................      (f)


 10(f)       1987 Stock Option Incentive Plan*...........................................................      (a)

 10(g)       Performance Share Plan*.....................................................................      (a)

 10(h)       Employment Agreement between the Company and A. H. Aronson*.................................      (j)

 10(i)       Fee Continuation Plan for Non-Employee Directors*...........................................      (g)

 10(j)       Employment Agreement between the Company and R. P. Bozzone*.................................      (h)

 10(k)       Director Share Incentive Plan*..............................................................      (i)

 13          Pages 21 through 40 inclusive of the Annual Report for the year ended January 2, 1994 (2)...      (j)

 21          Subsidiaries of the Registrant..............................................................      (j)

 24          Consent of Ernst & Young....................................................................      (j)

- ---------

  (a) Copies of these documents, filed as Exhibits to the Company's Registration Statement on Form S-1 Number 33-12940 as heretofore filed with the Securities and Exchange Commission, are incorporated by reference, the Additional Compensation Plan being filed as Exhibit 10(c) to such Registration Statement, the Key Man Salary Continuation Plan being filed as Exhibit 10(e) to such Registration Statement, the Stock Option Incentive Plan of 1987 being filed as Exhibit 10(i) to such Registration Statement and the Performance Share Plan being filed as
       Exhibit 10(j) to such Registration Statement.

  (b) A copy of this document, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992, is hereby incorporated herein by reference.

  (c) Copies of these documents are not filed as an Exhibit to this Report pursuant to Item 601(b)(4)(iii). The Company will furnish such copies to the Commission upon request.

  (d) Copies of the Credit Agreement and the First Amendment to Credit Agreement, Second Amendment to Credit Agreement, Third Amendment to Credit Agreement and Fourth Amendment to Credit Agreement filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 30, 1990 and the Company's Quarterly Report on Form 10-

       Q for the quarter ended September 29, 1991, the Company's Annual Report on Form 10-K for the year ended December 29, 1991, the Company's quarterly report on Form 10-Q for the quarter ended June 28, 1992, and the Company's quarterly report on Form 10-Q for the quarter ended
       July 4, 1993, respectively, are hereby incorporated by reference.

  (e) A copy of this document, filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 30, 1990, is hereby incorporated by reference.

  (f) A copy of this document and amendments, filed as Exhibit 19 to the Company's Current Report on Form 8-K, as heretofore filed with the Securities and Exchange Commission on June 5, 1990, is hereby incorporated by reference.

  (g) A copy of this document, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is hereby incorporated by reference.

  (h) A copy of this document, filed as Exhibit (10)(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1990, is hereby incorporated by reference.

  (i) Copies of these documents, filed as exhibits to the Company's quarterly report on Form 10-Q for the quarter ended July 4, 1993, are hereby incorporated by reference, the Director Share Incentive Plan being filed as Exhibit 10(b) to such report.

  (j)  Filed herewith.

  (1) Presently known as the Supplemental Pension Plan for certain key employees of the Company.

  (2) Except for those provisions specifically incorporated by reference in this report, the 1993 Annual Report shall not be deemed to be "filed" with the Securities and Exchange Commission.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.