Form 10-Q
period 1994-04-03
ALLEGHENY LUDLUM CORP
filed 1994-05-13
CIK 811929

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from .............. to ...........


                  COMMISSION FILE NUMBER 1-9498

                  ALLEGHENY LUDLUM CORPORATION
     (Exact name of registrant as specified in its charter)

     Pennsylvania                                 25-1364894
     ------------                                 ----------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)

1000 Six PPG Place, Pittsburgh,PA                 15222-5479
- - ---------------------------------                 ----------
(Address of principal executive offices)          (Zip Code)

412-394-2800
- - ------------
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                           ---     ---

Number of shares of Common Stock outstanding as of April 29, 1994
                                        70,849,680

                  ALLEGHENY LUDLUM CORPORATION
                         SEC FORM 10-Q
               FISCAL QUARTER ENDED April 3, 1994

                              INDEX

                                                       Page No.
PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Consolidated Statement of Income        3

          Condensed Consolidated Balance Sheets             4

          Condensed Consolidated Statement of Cash Flows    6

          Notes to Condensed Consolidated Financial
           Statements                                       7

     Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                   9

PART II. - OTHER  INFORMATION

     Item 6. Exhibits and Reports on Form 8-K              12

     Signatures                                            13

                  PART I - FINANCIAL INFORMATION
                  ITEM 1 -- FINANCIAL STATEMENTS
          ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)

        (In thousands of dollars except per share amounts)



                                          Fiscal        Fiscal
                                          Quarter       Quarter
                                           Ended         Ended
                                       April 3, 1994  April 4,1993
                                       -------------  ------------

NET SALES                                $313,932       $289,942

Costs and Expenses:
  Cost of products sold                   245,717        233,367
  Research, development and technology     10,111         11,160
  Commercial and administrative            12,883         11,995
  Depreciation and amortization             9,474          7,372
                                          -------        -------
                                          278,185        263,894
                                          -------        -------
INCOME FROM STEEL OPERATIONS               35,747         26,048

Other income (expense):
  Interest expense -- net                  (1,377)          (712)
  (Loss) gain from
    limited partnership                    (2,590)         5,550
  Other -- net                               (217)          (589)
                                          -------        -------
                                           (4,184)         4,249
                                          -------        -------
Income before income taxes                 31,563         30,297

Income taxes                               13,445         12,025
                                          -------        -------

NET INCOME                               $ 18,118       $ 18,272
                                          =======        =======
Per common share:
    Primary                                  $.26           $.28
                                          =======        =======


    Fully diluted                            $.25           $.27
                                          =======        =======

Dividends declared per common share          $.12           $.11
                                          =======        =======

See notes to condensed consolidated financial statements

          ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)
                    (in thousands of dollars)

                                        April 3,       January 2,
                                          1994           1994
                                        --------       ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $ 38,334       $ 48,107
  Short-term investments (Note 4)         30,490         50,466
  Trade receivables--net                 135,074        110,962
  Inventories  (Note 2)                  223,283        254,764
  Prepaid expenses and other current
    assets                                10,740          5,489
                                         -------         ------
          TOTAL CURRENT ASSETS           437,921        469,788

Properties, plants and equipment--net    451,571        447,942
Cost in excess of net assets
 acquired                                143,291        144,132
Investment in limited partnership              -         22,764
Deferred income taxes                     61,541         54,220
Assets acquired from Athlone and
 held for sale                            29,117         29,117
Other assets                               6,632          6,086
                                       ---------      ---------
          TOTAL ASSETS                $1,130,073     $1,174,049
                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt $ 3,182 $ 3,158 Senior secured notes assumed in
   Athlone acquisition                         -         25,000
  Accounts payable                        62,997         83,752
  Accrued compensation and benefits       56,045         50,864
  Income taxes payable and deferred       36,267         20,634
  Other accrued expenses                  32,310         27,469
                                       ---------      ---------
          TOTAL CURRENT LIABILITIES      190,801        210,877

Long-term debt, less current portion     137,832        138,870
Pensions                                 102,718        106,227
Postretirement benefit liability         264,742        285,122
Other                                     24,356         29,531
                                       ---------      ---------
          TOTAL LIABILITIES              720,449        770,627

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $1:
    authorized--50,000,000 shares;
    issued--none
  Common stock, par value $ .10:
    authorized--100,000,000 shares;
    issued--72,878,242 shares              7,288           7,288
    Additional capital                   269,425         269,112
    Retained earnings                    162,467         152,258
    Equity adjustment related to
     minimum liability for pension plans  (2,353)         (2,353)
    Common stock in treasury at cost--
    2,028,562 and 1,844,381 shares       (27,203)        (22,883)
                                        --------         -------
          TOTAL SHAREHOLDERS' EQUITY     409,624         403,422
                                        --------         -------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                $1,130,073      $1,174,049
                                       =========       =========


See notes to condensed consolidated financial statements

               ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                    (in thousands of dollars)

                                           Fiscal         Fiscal
                                          Quarter        Quarter
                                           Ended          Ended
                                       April 3, 1994   April 4,1993
                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                $ 18,118       $ 18,272
  Adjustment to reconcile net income
   to cash flow from operating activities:
     Depreciation and amortization            9,474          7,372
     Limited partnership loss (gain)          2,590         (5,550)
     Deferred taxes                          (4,610)           316
   Change in operating assets
     and liabilities:
     Long-term retirement liabilities        (4,518)         1,447
     Trade receivables                      (24,112)       (24,343)
     Inventories                             31,481         47,606
     Trade payables                         (20,755)       (17,882)
     Net change in other current assets
      and current liabilities                17,751          3,837
     Other changes                           (4,659)        (2,346)
                                            -------        -------
       CASH FROM OPERATING ACTIVITIES        20,760         28,729

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of properties, plants
    and equipment--net                      (12,262)        (6,058)
  Sales (purchases) of
    short-term investments                   19,976        (13,819)
  Long-term investments                           -         (1,813)
  Increase in notes receivable                 (316)          (391)
                                            -------        -------
      CASH FROM (USED BY)
        INVESTING ACTIVITIES                  7,398        (22,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on senior secured debt
   assumed in Athlone acquisition           (25,000)             -
  Payments on long-term debt and
    capital leases                           (1,014)          (750)
  Dividends paid                             (8,504)        (7,242)

  Purchases of treasury stock                (5,096)             -
  Employee stock plans                        1,683          1,072
                                            -------        -------
      CASH USED BY FINANCING ACTIVITIES     (37,931)        (6,920)

DECREASE IN CASH AND CASH EQUIVALENTS        (9,773)          (272)
Balance of cash and cash equivalents at
  beginning of period                        48,107         51,437
                                            -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 38,334       $ 51,165
                                            =======        =======

See notes to condensed consolidated financial statements

          ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1--FINANCIAL STATEMENTS

This financial information should be read in conjunction with the financial statements and notes thereto for the fiscal year ended January 2, 1994. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended April 3, 1994 are not necessarily indicative of results of operations that may be expected for the fiscal year ending January 1, 1995.

Net income per common share was computed based on the weighted average number of shares of common stock outstanding during the periods: 70,938,937 shares for the fiscal quarter ended April 3, 1994 and 65,829,071 shares for the fiscal quarter ended April 4, 1993. The weighted average number of shares of common stock outstanding and all per share amounts have been restated for the 2-for-1 stock split effected July 1993.

The Company's fiscal year and fiscal quarters end on the Sunday closest to the last day of the calendar month.

NOTE 2--INVENTORIES

Inventories consisted of the following:

                                        April 3,       January 2,
                                          1994           1994
                                        --------       ---------
                                       (in thousands of dollars)

Raw materials                          $ 35,180       $ 55,647
Work-in-process and finished products   200,240        208,648
Supplies                                 15,893         16,609
                                        -------        -------
Total inventories at current cost       251,313        280,904
Less allowances to reduce current
 cost values to LIFO basis               28,030         26,140
                                        -------        -------
                                       $223,283       $254,764
                                        =======        =======
Substantially all of the Company's inventories are determined by the LIFO method.

NOTE 3--LITIGATION

The Company is involved in various lawsuits from time to time arising in the ordinary course of business and otherwise. On April 8, 1994 the Company announced that the United States District Court for the Western District of Pennsylvania had issued an order adverse to the Company in a case filed in 1989 by Allegheny International, Inc. which is being pursued by Sunbeam-Oster Company, Inc. The case involves claims for reimbursement of various alleged insurance coverage costs and recovery of a refund received by Allegheny Ludlum with respect to a federal income tax overpayment. The order, which granted a motion for summary judgment filed by Sunbeam-Oster, would require Allegheny Ludlum to pay approximately $8.0 million to Sunbeam-Oster. The award consists of the amount of the tax refund, the insurance cost claim and interest. On April 8, 1994, the Company filed its notice of appeal of the District Court's judgment with the United States Court of Appeals for the Third Circuit.

The Company continues to believe that Sunbeam-Oster's claims are without merit and will continue to defend the case vigorously. A successful appeal of the District Court's ruling would result in a judgment in favor of Allegheny Ludlum or the case proceeding to trial.

NOTE 4--SHORT-TERM INVESTMENTS

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities", in the 1994 first quarter. The adoption does not have a material impact on the financial statements.

Item 2.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the information in the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
     Net sales by product line were as follows:
                                        Fiscal Quarter Ended
                                   ------------------------------
                                   April 3, 1994    April 4, 1993
                                   -------------    -------------
                                             (millions)
Stainless steel                    $246.0              $234.3
Silicon electrical steel             42.9                42.3
Other specialty alloy                25.0                13.3
                                    -----               -----
Total net sales                    $313.9              $289.9
                                    =====               =====

     Net sales increased 8% in the first fiscal quarter of 1994 compared to the first fiscal quarter of 1993. Shipments increased to 145,061 tons in the 1994 period compared to 137,273 tons in the 1993 period. The first quarter of 1994 included stainless steel plate and tool steel sales from the Washington Plant (Jessop) which was acquired in November 1993. The inclusion of Jessop and improved product mix toward more stainless Precision Rolled Strip
(TM) products caused the sales increase in the first quarter of 1994. The increase was partially offset by weaker prices for and lower shipments of stainless steel sheet products.

     Stainless steel sales increased 5% in the first quarter of 1994 compared to the first quarter of 1993. The increase is a result of the inclusion of sales from the Washington Plant (Jessop) in the first quarter of 1994 which were partially offset by weaker prices for and lower shipments of sheet products.

     Silicon electrical steel sales increased slightly in the 1994 first quarter compared to the 1993 quarter. The increase was primarily due to improved product mix and pricing partially offset by lower shipments of finished export products.

     Other specialty alloy sales increased 88% over the 1993 period as a result of the inclusion of tool steel and other alloy sales from the Washington Plant (Jessop) in the first quarter of 1994.

     Imports of stainless steel sheet and strip and silicon steel products continued to increase in the first two months of 1994. Imports of stainless steel sheet and strip, stainless steel plate and electrical steel products increased 50%, 63% and 19%, respectively in the first two months of 1994 compared to the 1993 period. The increases follow increases of 62%, 26% and 40%, respectively for the full year 1993 compared to 1992.

     Cost of products sold as a percentage of net sales decreased
2.2 percentage points in the first quarter of 1994 compared to the first quarter of 1993. This decrease was primarily due to higher sales from increased volume, a shift to higher priced, higher margin products, and management's continued efforts to control manufacturing support costs.

     Research, development and technology costs decreased in the 1994 first quarter as compared to the higher than average spending experienced in the first quarter of 1993. The decrease resulted from a return to more historical levels of technical support of manufacturing processes, lower expense for certain projects under development, and decreased expense for incentive compensation plans.

     Commercial and administrative costs increased in the 1994 quarter over the 1993 quarter primarily due to the inclusion of Washington Plant (Jessop) expenditures, which were partially offset by lower expense for incentive compensation plans.

     Interest expense-net increased as a result of lower interest income due to lower cash balances available for investment after debt repayment related to the Athlone (the parent of Jessop Steel) acquisition in the 1994 first quarter as compared to the 1993 first quarter.

     Loss from the limited partnership investment reflects the recording of equity valuation declines for the partnership investment. At the end of the first quarter of 1994, the Company voluntarily contributed an investment in the limited partnership fund to an irrevocable trust established for the purpose of partially funding the retiree medical benefits obligation the Company has to its employees represented by the United Steelworkers of America. In the future, investment returns from holdings in this trust will be amortized over future periods in accordance with FAS No. 106 and reflected in cost of sales. The Company also contributed $5 million in cash to the trust.

     The effective tax rate of 42.6% in the 1994 first quarter compares to 39.7% in the first quarter of 1993. The increase is primarily due to book amortization expense of cost in excess of net assets acquired in the Athlone transaction, which is not deductible for tax purposes, and a 1% increase in the statutory Federal income tax rate which was enacted in the third quarter of 1993.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital decreased to $247.1 million at the end of the first quarter of 1994 compared to $258.9 million at the end of 1993. The current ratio increased to 2.3 from 2.2 in the same periods. The change was primarily due to shifts in balances of short-term investments, receivables, inventories and accounts payable which occur in the normal course of business.

     Assets held for sale include assets of Green River Steel
Company and Reynolds Fasteners, Inc., net of liabilities assumed and reserves for losses. These businesses do not meet the Company's strategic objectives and are held for sale.

     During the first three months of 1994, cash on hand coupled with cash from operations of $20.8 million was used to pay down $26.0 million of debt, invest $12.3 million in capital equipment, pay dividends of $8.5 million, and purchase $5.1 million in treasury stock. As a result of these transactions, the Company's cash (including short-term investments) position was $68.8 million at the end of the first quarter of 1994.

     Due to the Union work stoppage discussed below, the Company has temporarily discontinued expenditures on most of the capital projects scheduled in 1994. All capital project expenditures will be reviewed after the strike ends.

     The Company entered into a new Credit Agreement in May 1994 with a group of banks which provides for borrowings of up to $50 million on a revolving credit basis in addition to the $100 million available under the Company's existing credit agreement dated December 28, 1990, as amended (the "1990 Credit Agreement"). The Credit Agreement contains various covenants which are the same as the covenants contained in the 1990 Credit Agreement.

     The Company anticipates that internally generated funds, current cash on hand, and borrowings from existing credit lines will be adequate to meet foreseeable needs.

LABOR STRIKE

     Following the expiration of the labor contract with the United Steelworkers of America (USWA), the Union called a strike affecting most of the Company's plants commencing at 12:01 a.m. on April 1, 1994, idling 3,500 of the Company's 6,000 employees. The strike is having an adverse impact on the Company's sales and operations. It is uncertain when the strike will end.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (10) Credit Agreement dated as of May 11, 1994

          (11) Computation of Per Share Earnings

     (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K/A-1 dated January 12, 1994, regarding the Company's acquisition of Athlone Industries, Inc.

               The Company filed a report on Form 8-K dated
          April 7, 1994, regarding the strike called by United Steelworkers of America against the Company.

               The Company filed a report on Form 8-K and on Form 8-K/A-1 dated April 8, 1994, regarding the litigation described in NOTE 3 of the Notes to Condensed Consolidated Financial Statements.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ALLEGHENY LUDLUM CORPORATION



                                   By  /s/ J.L. Murdy
                                   ----------------------------
                                   J. L. Murdy
                                   Senior Vice President - Finance
                                   and Chief Financial Officer
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)

May 13, 1994

                         EXHIBIT INDEX

Exhibit
Number
_______

(10)            Credit Agreement dated as of May 11, 1994
                (filed without exhibits any of which will be furnished to the Commission upon request)

(11)            Computation of Per Share Earnings