Form 10-Q
period 1994-07-03
ALLEGHENY LUDLUM CORP
filed 1994-08-16
CIK 811929

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 1994

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                           ---     ---

Number of shares of Common Stock outstanding as of August 2, 1994
                                        70,795,187

             Exhibit Index Appears at Page 17

                  ALLEGHENY LUDLUM CORPORATION
                         SEC FORM 10-Q
               FISCAL QUARTER ENDED July 3, 1994

                              INDEX

                                                       Page No.
PART I. - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Consolidated Statement of Income        3

          Condensed Consolidated Balance Sheets             5

          Condensed Consolidated Statement of Cash Flows    7

          Notes to Condensed Consolidated Financial
           Statements                                       9

     Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                  11

     Item 4.  Submission of Matters to a Vote of
               Security Holders                            14

PART II. - OTHER  INFORMATION

     Item 6. Exhibits and Report on Form 8-K               15

     Signatures                                            16

                  PART I - FINANCIAL INFORMATION
                  ITEM 1 -- FINANCIAL STATEMENTS
          ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)
        (In thousands of dollars except per share amounts)


                           Fiscal    Fiscal     Fiscal    Fiscal
                           Quarter   Quarter   Six Mos.  Six Mos.
                            Ended     Ended     Ended     Ended
                           July 3,   July 4,   July 3,   July 4,
                            1994      1993      1994      1993
                         ---------   --------  --------  ---------

NET SALES                $172,187   $279,547   $486,119  $569,489

Costs and expenses:
  Cost of products sold   191,283    216,168    437,000   449,535
  Research, development
    and technology          9,094     10,152     19,205    21,312
  Commercial and
    administrative         11,761     11,550     24,646    23,545
  Depreciation and
    amortization            9,462      7,301     18,936    14,673
                          -------    -------    -------   -------
                          221,600    245,171    499,787   509,065
                          -------    -------    -------   -------
(LOSS) INCOME FROM STEEL
OPERATIONS                (49,413)    34,376    (13,668)   60,424

Other income (expense):
  Interest expense - net   (1,157)      (347)    (2,534)  (1,059)
  (Loss) gain from
    limited partnership         -     (2,479)    (2,590)    3,071
  Other -- net                 84       (607)      (131)  (1,196)
                           -------    -------    -------  -------
                           (1,073)    (3,433)    (5,255)      816
                          -------    -------    -------   -------
(Loss) income before income
  taxes                   (50,486)    30,943    (18,923)   61,240

Income taxes              (21,307)    12,342     (7,862)   24,367
                          -------    -------    -------   -------

NET (LOSS) INCOME        $(29,179)  $ 18,601   $(11,061) $ 36,873
                          ========   =======    =======   =======

                     PART I - FINANCIAL INFORMATION
                     ITEM 1 -- FINANCIAL STATEMENTS
             ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (UNAUDITED)
          (In thousands of dollars except per share amounts)

                             - Continued -

                           Fiscal    Fiscal     Fiscal    Fiscal
                           Quarter   Quarter   Six Mos.  Six Mos.
                            Ended     Ended     Ended     Ended
                           July 3,   July 4,   July 3,   July 4,
                            1994      1993      1994      1993
                         ---------   --------  --------  ---------

Per common share:
    Primary                 $(.41)      $.28      $(.15)     $.56
                          ========   =======    =======   =======


    Fully diluted             N.D.      $.27       N.D.      $.54
                           =======   =======   ========  ========

Dividends declared
  per common share            $.12      $.12       $.24      $.23
                           =======   =======   ========  ========
N.D. Non-Dilutive

See notes to condensed consolidated financial statements

         ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)
                    (in thousands of dollars)
                                        July 3,       January 2,
                                         1994           1994
                                       ---------     ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents           $   22,252     $   48,107
  Short-term investments                  34,377         50,466
  Trade receivables--net                  67,346        110,962
  Inventories  (Note 2)                  208,080        254,764
  Prepaid expenses and other current
    assets                                 7,569          5,489
                                       ---------      ---------
          TOTAL CURRENT ASSETS           339,624        469,788

Properties, plants and equipment--net    454,906        447,942
Cost in excess of net assets
 acquired                                142,386        144,132
Investment in limited partnership              -         22,764
Deferred income taxes                     59,921         54,220
Assets acquired from Athlone and
 held for sale                            29,037         29,117
Other assets                               6,655          6,086
                                       ---------      ---------
          TOTAL ASSETS                $1,032,529     $1,174,049
                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt $ 2,167 $ 3,158 Senior secured notes assumed in
   Athlone acquisition                         -         25,000
  Accounts payable                        43,863         83,752
  Accrued compensation and benefits       70,056         50,864
  Income taxes payable and deferred        2,752         20,634
  Other accrued expenses                  22,358         27,469
                                       ---------      ---------
          TOTAL CURRENT LIABILITIES      141,196        210,877

Long-term debt, less current portion     137,592        138,870
Pensions                                  98,056        106,227
Postretirement benefit liability         264,023        285,122
Other                                     22,051         29,531
                                       ---------      ---------

          TOTAL LIABILITIES              662,918        770,627

             ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                        (in thousands of dollars)

                            - Continued -

                                        July 3,       January 2,
                                         1994           1994
                                       ---------     ----------
SHAREHOLDERS' EQUITY:
  Preferred stock, par value $1:
    authorized--50,000,000 shares;
    issued--none
  Common stock, par value $ .10:
    authorized--250,000,000 shares;
    issued--72,878,242 shares              7,288           7,288
  Additional capital                     270,099         269,112
  Retained earnings                      124,096         152,258
  Equity adjustment related to
    minimum liability for pension plans   (2,353)         (2,353)
  Common stock in treasury at cost--
   2,157,195 and 1,844,381 shares        (29,519)        (22,883)
                                       ---------       ---------
          TOTAL SHAREHOLDERS' EQUITY     369,611         403,422
                                       ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                $1,032,529      $1,174,049
                                       =========       =========


See notes to condensed consolidated financial statements

          ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                    (in thousands of dollars)

                                           Fiscal         Fiscal
                                        Six Months      Six Months
                                           Ended          Ended
                                       July 3,1994    July 4,1993
                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss) Income                         $(11,061)      $ 36,873
  Adjustment to reconcile net income
   to cash flow from operating activities:
     Depreciation and amortization           18,936         14,673
     Limited partnership loss (gain)          2,590         (3,071)
     Deferred taxes                            (790)        (2,510)
   Change in operating assets
     and liabilities:
     Long-term retirement liabilities        (9,899)         2,733
     Trade receivables                       43,616        (21,452)
     Inventories                             46,684         37,770
     Trade payables                         (39,889)        (8,781)
     Net change in other current assets
      and current liabilities               (10,654)        (5,343)
     Other changes                           (6,900)        (1,587)
                                            -------        -------
       CASH FROM OPERATING ACTIVITIES        32,633         49,305

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of properties, plants
    and equipment--net                      (24,156)       (17,812)
  Sales (purchases) of
    short-term investments                   16,089        (16,418)
  Long-term investments                           -         (3,079)
  Increase in notes receivable                 (401)          (780)
                                             -------        -------
      CASH USED BY
        INVESTING ACTIVITIES                 (8,468)       (38,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on senior secured debt
   assumed in Athlone acquisition           (25,000)             -
  Payments on long-term debt and
    capital leases                           (2,269)        (1,125)
  Dividends paid                            (16,996)       (15,147)
  Purchases of treasury stock                (7,539)             -
  Employee stock plans                        1,784          1,600
                                            -------        -------
      CASH USED BY FINANCING ACTIVITIES     (50,020)       (14,672)

           ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)
                     (in thousands of dollars)

                         - Continued -

                                           Fiscal         Fiscal
                                        Six Months      Six Months
                                           Ended          Ended
                                       July 3,1994    July 4,1993
                                       ------------   ------------
DECREASE IN CASH AND CASH EQUIVALENTS       (25,855)        (3,456)
Balance of cash and cash equivalents at
  beginning of period                        48,107         51,437
                                            -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 22,252       $ 47,981
                                            =======        =======

See notes to condensed consolidated financial statements

           ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1--FINANCIAL STATEMENTS

This financial information should be read in conjunction with the financial statements and notes thereto for the fiscal year ended January 2, 1994. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and six months ended July 3, 1994 are not necessarily indicative of results of operations that may be expected for the fiscal year ending January 1, 1995.

Net income per common share was computed based on the weighted average number of shares of common stock outstanding during the periods: 70,792,035 and 70,865,486 shares for the fiscal quarter and six months, respectively, ended July 3, 1994 and 65,874,150 and 65,851,610 shares for the fiscal quarter and six months, respectively, ended July 4, 1993.

The Company's fiscal year and fiscal quarters end on the Sunday closest to the last day of the calendar month.

NOTE 2--INVENTORIES

Inventories consisted of the following:
                                        July 3,       January 2,
                                          1994           1994
                                        --------       ---------
                                       (in thousands of dollars)

Raw materials                          $ 31,567       $ 55,647
Work-in-process and finished products   190,613        208,648
Supplies                                 15,661         16,609
                                        -------        -------
Total inventories at current cost       237,841        280,904
Less allowances to reduce current
 cost values to LIFO basis               29,761         26,140
                                        -------        -------
                                       $208,080       $254,764
                                        =======        =======
Substantially all of the Company's inventories are determined by the LIFO method.

NOTE 3--LITIGATION

The Company is involved in various lawsuits from time to time arising in the ordinary course of business and otherwise. In April 1994, the United States District Court for the Western District of Pennsylvania issued an order adverse to the Company in a case filed in 1989. The order, which granted a motion for summary judgment filed by Sunbeam-Oster Company, Inc., would require Allegheny Ludlum to pay approximately $8 million to Sunbeam-Oster. The Company has filed an appeal of the District Court's judgment with the United States Court of Appeals for the Third Circuit. The Company continues to believe that Sunbeam-Oster's claims are without merit and will continue to defend the case vigorously.

Item 2.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the information in the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.

LABOR STRIKE

     As previously disclosed, following the expiration of the Labor Contract with the United Steelworkers of America (USWA), the Union called a strike at most plants on April 1, 1994. An agreement was reached and employees began returning to work on June 9. A new 4-year labor contract was subsequently ratified. Excluding a $3,000 per employee signing bonus, the Company estimates that the annual cost increase of this contract will average approximately 3%. The strike had a significant adverse impact on the Company's sales and earnings and caused the first quarterly operating loss in its history. All costs related to the strike were expensed in the 1994 second quarter including signing bonuses and related benefits for both hourly and salary personnel ($.14 per share) and cost premiums to purchase semi-finished steel coils to meet customer needs during the strike ($.02 per share). The Company cannot predict the future impact of the strike on its sales and operations but many customers have indicated that they had to make interim commitments to other suppliers. The timing and extent of the Company's return to previous profit levels depends on how quickly sales volumes can be restored.

RESULTS OF OPERATIONS
     Net sales by product line were as follows:
                        Fiscal Quarter           Fiscal Six Months
                              Ended                   Ended
                       ----------------------  -------------------
                        July 3,    July 4,     July 3,   July 4,
                          1994       1993       1994       1993
                        -------    -------     --------  --------
                             (millions)             (millions)
Stainless steel         $136.2      $229.0     $382.2      $463.3
Silicon electrical steel  18.0        39.5       60.9        81.9
Other specialty alloy     18.0        11.0       43.0        24.3
                         -----       -----      -----       -----
Total net sales         $172.2      $279.5     $486.1      $569.5
                         =====       =====      =====       =====

     Net sales decreased 38% in the second fiscal quarter of 1994 compared to the second fiscal quarter of 1993 and decreased 15% in the first six months of 1994 compared to the same 1993 period. Shipments were 72,115 tons and 217,176 tons in the 1994 second quarter and six months, respectively, compared to 132,860 tons and 270,133 tons in the 1993 periods. The decreases were the result of the strike. Partially offsetting the effects of the strike were the inclusion of the Washington Plant (Jessop) sales, limited production and shipments by the salaried work force at plants affected by strike along with sales from nonstriking operations including ALstrip, Inc. and Claremore, Oklahoma.

     The decreases in stainless steel and silicon electrical steel sales in the 1994 periods compared to the 1993 periods were a direct result of the strike.

     Other specialty alloy sales increased 64% and 77% in the second quarter and first six months of 1994, respectively, compared to the 1993 periods. The increases were due to the inclusion of tool and other alloy sales from the Washington Plant (Jessop) in the 1994 periods.

     Cost of products sold exceeded sales in the 1994 second quarter as a result of reduced sales due to the strike, continuing fixed costs, the expense for the hourly signing bonus resulting from the new contract and a related bonus for salaried employees. The same factors caused cost of products sold as a percent of sales in the 1994 first six months to be 11.0 percentage points higher than in the 1993 period.

     Research, development and technology costs decreased in the second quarter and first six months of 1994 compared to the 1993 periods primarily due to the effects of the labor strike.

     Commercial and administrative expenses increased in the 1994 periods compared to the 1993 periods primarily due to the inclusion of Washington Plant (Jessop) expenditures and the payment of the salary bonus. These costs were partially offset by lower expense for incentive compensation plans and overall reduced spending due to the labor strike.

     Interest expense-net increased in the 1994 periods as a result of lower interest income due to lower cash balances available for investment.

     Loss or gain from the limited partnership investment reflected the recording of equity valuation decreases or increases for the partnership investment. At the end of the first quarter of 1994, the Company voluntarily contributed an investment in the limited partnership fund to an irrevocable trust established for the purpose of partially funding the retiree medical benefits obligation the Company has to its employees represented by the United Steelworkers of America. The Company has also contributed $5 million in cash and a $3.5 million capital contribution to a second limited partnership fund to the trust. Returns from investments in this trust will be amortized in accordance with FAS No. 106. This resulted in a $900,000 reduction in cost of sales in the second quarter of 1994.

     The effective tax rates of 42.2% and 41.5% in the 1994 second quarter and first six months, respectively, compare to effective tax rates of 39.9% and 39.8% in the 1993 periods. The primary causes of the increase include the amortization of cost in excess of net assets acquired which is not deductible for tax purposes and a 1% increase in the statutory Federal income tax rate which was enacted in the third quarter of 1993. The increase also reflects a decrease in the Pennsylvania corporate net income tax rate from 12.25% to 9.99% over the years 1994 through 1997. Since the Company has a deferred tax asset, this change in rates reduced previously recorded deferred tax benefits and required the Company to record a one-time charge for additional tax expense of approximately $1 million in the second quarter of 1994.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital decreased to $198.4 million at the end of the second quarter of 1994 compared to $258.9 million at the end of 1993. The current ratio increased to 2.4 from 2.2 in the same periods. The change was primarily due to decreases in accounts receivable and inventories during the strike which were only partially offset by decreases in accounts payable and accrued income taxes.

     At the end of the second quarter of 1994, the Company held cash and short-term investments of $56.6 million. In the first six months of 1994, cash on hand coupled with cash generated from working capital reductions during the strike was used to pay down $27.3 million of debt, invest $24.2 million in capital equipment, pay dividends of $17.0 million, and purchase $7.5 million in treasury stock. The Company continues to anticipate that internally generated funds and current cash on hand will be adequate to meet foreseeable needs. In addition, the Company has $150 million of unused credit lines. The Company believes that its ongoing financial strength has not been impaired by the labor strike.

     The Company estimates that capital expenditures will be approximately $50.0 million for the full year of 1994.

MANAGEMENT CHANGES

     Arthur H. Aronson became the President and Chief Executive Officer of the Company effective August 1, 1994. He succeeds Robert P. Bozzone who retired as President and Chief Executive Officer. Mr. Bozzone has been named Vice Chairman of the Board and has agreed to serve as an active consultant to the Company.


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's 1994 annual meeting of shareholders was held on May 20, 1994. At that meeting, the five nominees named in the proxy statement for the meeting were elected, having received the following number of votes:

Name                     No. of Votes For    No. of Votes Withheld

Arthur H. Aronson           59,429,191             386,429
W. Craig McClelland         59,475,038             340,582
Richard K. Pitler           59,458,950             356,670
James E. Rohr               59,475,998             339,622
George W. Tippins           59,471,204             344,416

     The shareholders also voted on and approved and adopted an amendment of Article Fifth of the Company's Restated Articles of Incorporation to increase the authorized Common Stock of the Company from 100,000,000 shares to 250,000,000 shares. The number of votes cast for approval of the amendment was 50,828,401, and against was 8,828,513, the number abstaining was 158,506 and there were 200 broker non-votes in connection with the approval of the amendment.

     The shareholders also voted on and approved the Allegheny Ludlum Corporation Stock Acquisition and Retention Plan. The number of votes cast for approval of the Plan was 57,791,389, and against was 1,838,563, the number abstaining was 185,468 and there were 200 broker non-votes in connection with the approval of the Plan.

     In addition, the shareholders voted on and approved the ratification of the selection of Ernst & Young as independent auditors of the Company and its subsidiaries for fiscal year 1994. The number of votes cast for approval was 59,500,004, and against was 184,809, the number abstaining was 130,607 and there were 200 broker non-votes in connection with the ratification of the selection of Ernst & Young.

Item 6. Exhibits and Report on Form 8-K

     (a)  Exhibits

           (4)    Restated and Amended Articles of Incorporation

          (10)(a) Amendment as of June 30, 1994 to Amended and Restated Credit Agreement dated as of December 28, 1990

          (10)(b) Allegheny Ludlum Corporation Stock Acquisition and Retention Plan

          (10)(c) Consulting Agreement dated as of August 1, 1994 between Allegheny Ludlum Corporation and
                  R. P. Bozzone

          (10)(d) Allegheny Ludlum Corporation 1987 Stock Option
                  Incentive Plan, as amended and restated

          (10)(e) Performance Share Plan for Key Employees of
                  Allegheny Ludlum Corporation and Subsidiaries, as amended and restated

          (11)    Computation of Per Share Earnings

     (b)  Report on Form 8-K

               The Company filed a report on Form 8-K
          dated June 8, 1994, regarding the settlement of a 10 week strike called by the United Steelworkers of America against the Company.

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

August 16, 1994

                         EXHIBIT INDEX

Exhibit
Number
_______

(4)       Restated and Amended Articles of Incorporation

(10)(a)   Amendment as of June 30, 1994 to Amended and Restated
          Credit Agreement dated as of December 28, 1990

(10)(b)   Allegheny Ludlum Corporation Stock Acquisition and
          Retention Plan

(10)(c)   Consulting Agreement dated as of August 1, 1994 between
          Allegheny Ludlum Corporation and R. P. Bozzone

(10)(d) Allegheny Ludlum Corporation 1987 Stock Option Incentive Plan, as amended and restated

(10)(e)   Performance Share Plan for Key Employees of Allegheny
          Ludlum Corporation and Subsidiaries, as amended and restated

(11)      Computation of Per Share Earnings