Form 10-Q
period 1994-10-02
ALLEGHENY LUDLUM CORP
filed 1994-11-14
CIK 811929

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-Q
          (Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended October 2, 1994

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the transition period from .............. to ...........


                            COMMISSION FILE NUMBER 1-9498

                            ALLEGHENY LUDLUM CORPORATION
               (Exact name of registrant as specified in its charter)

               Pennsylvania                                 25-1364894
               ------------                                 ----------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)           Identification No.)

          1000 Six PPG Place, Pittsburgh,PA                 15222-5479
          ---------------------------------                 ----------
          (Address of principal executive offices)          (Zip Code)

          412-394-2800
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

          Number of shares of Common Stock outstanding as of October 31, 1994
                                                  70,819,912

                            ALLEGHENY LUDLUM CORPORATION
                                   SEC FORM 10-Q
                         FISCAL QUARTER ENDED OCTOBER 2, 1994

                                        INDEX

                                                                 Page No.
          PART I. - FINANCIAL INFORMATION

               Item 1.  Financial Statements

                    Condensed Consolidated Statement of Income        3

                    Condensed Consolidated Balance Sheets             5

                    Condensed Consolidated Statement of Cash Flows    7

                    Notes to Condensed Consolidated Financial
                     Statements                                       9

               Item 2.  Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                  11

          PART II. - OTHER  INFORMATION

               Item 6. Exhibits                                      15

               Signatures                                            16

                      PART I - FINANCIAL INFORMATION
                      ITEM 1 -- FINANCIAL STATEMENTS
              ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)
            (In thousands of dollars except per share amounts)


                             Fiscal         Fiscal       Fiscal      Fiscal
                             Quarter        Quarter      Nine Mos.   Nine Mos.
                             Ended          Ended        Ended       Ended
                             October 2,     October 3,   October 2,  October 3,
                               1994           1993         1994        1993
                             ----------     ---------    ----------  ----------

    NET SALES                $262,255       $262,323     $748,374     $831,812

    Costs and expenses:
      Cost of products sold   211,720        211,432      648,720      660,967
      Research, development
        and technology          8,847         10,410       28,052       31,722
      Commercial and
        administrative         11,190         10,593       35,836       34,138
      Depreciation and
        amortization            9,585          7,386       28,521       22,059
                              -------        -------      -------      -------
                              241,342        239,821      741,129      748,886
                              -------        -------      -------      -------
    INCOME FROM STEEL
    OPERATIONS                 20,913         22,502        7,245       82,926

    Other income (expense):
      Interest expense - net   (1,774)          (426)      (4,308)      (1,485)
      Gain (loss) from
        limited partnership         -          2,942       (2,590)       6,013
      Other -- net                383          3,554          252        2,358
                               -------       -------       -------     -------
                               (1,391)         6,070       (6,646)       6,886
                               -------       -------       -------     -------
    Income before income
      taxes                    19,522         28,572          599       89,812

    Income taxes                9,194         12,013        1,332       36,380
                              -------        -------      -------      -------

    NET INCOME (LOSS)        $ 10,328       $ 16,559     $   (733)    $ 53,432
                              ========       ========      =======     =======

                       PART I - FINANCIAL INFORMATION
                       ITEM 1 -- FINANCIAL STATEMENTS
              ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)
            (In thousands of dollars except per share amounts)

                                    -Continued-

                             Fiscal         Fiscal       Fiscal      Fiscal
                             Quarter        Quarter      Nine Mos.   Nine Mos.
                             Ended          Ended        Ended       Ended
                             October 2,     October 3,   October 2,  October 3,
                               1994           1993         1994        1993
                             ----------     ---------    ----------  ---------

    Per common share:
        Primary                    $.14          $.25         $(.01)      $.81
                             ==========     =========    ==========  =========

        Fully diluted              N.D.          $.24          N.D.       $.78
                             ==========     =========    ==========  =========
    Dividends declared
      per common share             $.12          $.12          $.36       $.35
                             ==========     =========    ==========  =========

    N.D. Non-Dilutive

    See notes to condensed consolidated financial statements

                   ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                              (in thousands of dollars)

                                                 October 2,   January 2,
                                                     1994          1994
                                                -----------   ----------
          ASSETS

          CURRENT ASSETS:
            Cash and cash equivalents           $    9,589    $   48,107
            Short-term investments                     -          50,466
            Trade receivables--net                 122,465       110,962
            Inventories  (Note 2)                  223,702       254,764
            Prepaid expenses and other current
              assets                                 8,925         5,489
                                                 ---------      --------
                 TOTAL CURRENT ASSETS              364,681       469,788

          Properties, plants and equipment--net    459,743       447,942
          Cost in excess of net assets
           acquired                                141,481       144,132
          Investment in limited partnership              -        22,764
          Deferred income taxes                     57,276        54,220
          Assets acquired from Athlone and
           held for sale                            29,037        29,117
          Other assets                              35,375         6,086
                                                 ---------     ---------
               TOTAL ASSETS                     $1,087,593    $1,174,049
                                                 =========     =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

          CURRENT LIABILITIES:
            Current portion of long-term debt $ 1,993 $ 3,158 Senior secured notes assumed in
             Athlone acquisition                         -        25,000
          Accounts payable                          70,236        83,752
          Accrued compensation and benefits         57,106        50,864
          Income taxes payable and deferred         13,134        20,634
          Other accrued expenses                    23,062        27,469
                                                 ---------     ---------
                    TOTAL CURRENT LIABILITIES      165,531       210,877

          Long-term debt, less current portion     133,571       138,870
          Pensions                                 123,824       106,227
          Postretirement benefit liability         267,688       285,122
          Other                                     24,285        29,531
                                                ----------     ---------
                    TOTAL LIABILITIES              714,899       770,627

                   ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                              (in thousands of dollars)

                                     -Continued-

                                                 October 2,      January 2,
                                                    1994            1994
                                               ------------     ----------
          SHAREHOLDERS' EQUITY:
            Preferred stock, par value $1:
              authorized--50,000,000 shares;
              issued--none
            Common stock, par value $ .10:
              authorized--250,000,000 shares;
              issued--72,878,242 shares               7,288         7,288
            Additional capital                      270,203       269,112
            Retained earnings                       125,829       152,258
            Equity adjustment related to
              minimum liability for pension plans    (2,353)       (2,353)
            Common stock in treasury at cost--
             2,058,330 and 1,844,381 shares         (28,273)      (22,883)
                                                  ---------      --------
                    TOTAL SHAREHOLDERS' EQUITY      372,694       403,422
                                                  ---------      --------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                 $1,087,593    $1,174,049
                                                  =========     =========


          See notes to condensed consolidated financial statements

                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                              (in thousands of dollars)

                                                    Fiscal         Fiscal
                                                 Nine Months    Nine Months
                                                    Ended          Ended
                                                  October 2,     October 3,
                                                    1994            1993
                                                 -----------    -----------
          CASH FLOWS FROM OPERATING ACTIVITIES:
           Net (Loss) Income                        $  (733)       $ 53,432
            Adjustment to reconcile net income
             to cash flow from operating activities:
               Depreciation and amortization         28,521          22,059
               Limited partnership loss (gain)        2,590          (6,013)
               Deferred taxes                         1,353          (2,081)
             Change in operating assets
               and liabilities:
               Long-term retirement liabilities      (8,958)          4,002
               Trade receivables                    (11,503)        (17,801)
               Inventories                           31,062          39,584
               Trade payables                       (13,516)        (23,702)
               Net change in other current assets
                and current liabilities             (13,370)            573
               Other changes                         (4,848)           (482)
                                                    --------        -------
                 CASH FROM OPERATING ACTIVITIES      10,598          69,571

          CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of properties, plants
              and equipment--net                    (37,649)        (26,338)
            Sales (purchases) of
              short-term investments                 50,466         (14,668)
            Long-term investments                         -          (1,369)
            Increase in notes receivable               (473)         (1,379)
                                                    --------        -------
                CASH FROM (USED BY)
                  INVESTING ACTIVITIES               12,344         (43,754)

          CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments on senior secured debt
             assumed in Athlone acquisition         (25,000)              -
            Payments on long-term debt and
             capital leases                          (6,464)         (1,501)
            Dividends paid                          (25,494)        (23,047)
            Purchases of treasury stock              (7,539)         (1,130)
            Employee stock plans                      3,037           1,821
                                                     ------         -------
                CASH USED BY FINANCING ACTIVITIES   (61,460)        (23,857)

                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                              (in thousands of dollars)

                                      -Continued-

                                                     Fiscal          Fiscal
                                                  Nine Months     Nine Months
                                                     Ended           Ended
                                                   October 2,      October 3,
                                                     1994             1993
                                                  ------------     ----------
          (DECREASE) INCREASE IN CASH AND
           CASH EQUIVALENTS                          (38,518)         1,960
          Balance of cash and cash equivalents at
            beginning of period                       48,107         51,437
                                                      ------         ------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 9,589        $53,397
                                                      ======         ======

          See notes to condensed consolidated financial statements

                     ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

          NOTE 1--FINANCIAL STATEMENTS

          This financial information should be read in conjunction with the financial statements and notes thereto for the fiscal year ended January 2, 1994. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and nine months ended October 2, 1994 are not necessarily indicative of results of operations that may be expected for the fiscal year ending January 1, 1995.

          Net income per common share was computed based on the weighted average number of shares of common stock outstanding during the periods: 70,787,897 and 70,839,623 shares for the fiscal quarter and nine months, respectively, ended October 2, 1994 and 65,834,659 and 65,845,960 shares for the fiscal quarter and nine months, respectively, ended October 3, 1993.

          The Company's fiscal year and fiscal quarters end on the Sunday closest to the last day of the calendar month.

          NOTE 2--INVENTORIES

          Inventories consisted of the following:
                                                  October 2,     January 2,
                                                     1994          1994
                                                  -----------    ---------
                                                 (in thousands of dollars)

          Raw materials                            $ 32,384       $ 55,647
          Work-in-process and finished products     212,644        208,648
          Supplies                                   15,030         16,609
                                                    -------        -------
          Total inventories at current cost         260,058        280,904
          Less allowances to reduce current
           cost values to LIFO basis                 36,356         26,140
                                                    -------        -------
                                                   $223,702       $254,764
                                                    =======        =======
          Substantially all of the Company's inventories are determined by the LIFO method.

          NOTE 3--LITIGATION

          The Company is involved in various lawsuits from time to time arising in the ordinary course of business and otherwise. In April 1994, the United States District Court for the Western District of Pennsylvania issued an order adverse to the Company in a case filed in 1989. The order, which granted a motion for summary judgement filed by Sunbeam-Oster Company, Inc., would have required Allegheny Ludlum to pay approximately $8 million to Sunbeam-Oster. The Company appealed the District Court's judgment to the United States Court of Appeals for the Third Circuit. In November 1994, the Circuit Court reversed the decision of the District Court. As a result of the Circuit Court's decision, the case will be remanded to the District Court for trial on the merits. The Company believes that Sunbeam-Oster's claims are without merit and is defending the case vigorously.

          Item 2.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This discussion should be read in conjunction with the information in the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.

          LABOR STRIKE

               As previously disclosed, at the expiration of its contract, the United Steelworkers of America called a strike at most of the Company's plants on April 1, 1994. A new 4-year agreement was reached and employees began returning to work on June 9, 1994. The strike had a significant adverse impact on the Company's sales and earnings and caused the first quarterly operating loss in its history in the second quarter of 1994. The Company's level of operations has improved in each of the months in the third quarter. The Company expects this trend to continue into the fourth quarter and into 1995 due to the current strong market demand.

          RESULTS OF OPERATIONS

               Net sales by product line were as follows:

                                     Fiscal Quarter      Fiscal Nine Months
                                         Ended                  Ended
                                 ---------------------  --------------------
                                 October 2,  October 3, October 2, October 3,
                                    1994        1993        1994       1993
                                 ---------   ---------  ---------  ---------
                                       (millions)             (millions)
          Stainless steel         $199.7      $212.0     $581.9      $675.3
          Silicon electrical steel  34.9        39.3       95.8       121.2
          Other specialty alloy     27.7        11.0       70.7        35.3
                                   -----       -----      -----       -----
          Total net sales         $262.3      $262.3     $748.4      $831.8
                                   =====       =====      =====       =====

               Despite the lingering effects of the strike, net sales were essentially the same in the third fiscal quarter of 1994 compared to the third fiscal quarter of 1993. Net sales decreased 10% in the first nine months of 1994 compared to the same 1993 period. Shipments were 117,412 tons and 334,588 tons in the 1994 third quarter and nine months, respectively, compared to 124,566 tons and 394,699 tons in the 1993 periods. Sales from the Washington Plant (Jessop), acquired in the fourth quarter of 1993, offset the lower sales in the 1994 third quarter that resulted from the continuing effects of the strike. The strike caused the sales decline in the first nine months of 1994 which was partially offset by the inclusion of sales from the Washington Plant which continued to produce and ship during the strike. The 1994 periods also benefited from the 5% price increase for stainless sheet and strip products effective September 5, 1994.

               The Company has announced price increases approximating 4% to 7% effective October 17, 1994 for high technology alloy products. The Company has announced price increases of approximately 4% effective November 7, 1994 for stainless steel cut plate products. The Company also has announced price increases approximating 5% for stainless sheet, strip and continuous mill plate products and price increases approximating 6% for all silicon electrical steel products, both effective January 2, 1995.

               The decreases in stainless steel and silicon electrical steel sales in the 1994 periods compared to the 1993 periods were a result of the strike.

               The increases in other specialty alloy sales were due to the inclusion of tool and other alloy sales from the Washington Plant (Jessop) in the 1994 periods.

               Cost of products sold in the 1994 third quarter was virtually unchanged from the 1993 period. Although raw material costs and energy costs have increased, continued efforts to reduce other operating costs offset the increases in the third quarter. Cost of products sold as a percent of sales was 7.2 percentage points higher in the first nine months of 1994 compared to the 1993 period. The increase was primarily caused by reduced sales due to the strike, continuing fixed costs, the expense for the hourly signing bonus resulting from the new labor contract and a related bonus for salaried employees with production responsibilities.

               Research, development and technology costs decreased in the third quarter and first nine months of 1994 as compared to the 1993 periods. The Company's continued control over spending was the primary cause for the decrease in both periods.

               Commercial and administrative costs increased in the 1994 periods compared to the 1993 periods primarily due to the inclusion of expenditures of the Washington Plant (Jessop). These costs were partially offset by the Company's continued control over spending.

               Interest expense-net increased in the 1994 periods as a result of lower interest income due to lower cash balances available for investment due to the strike.

               Loss or gain from the limited partnership investment reflected the recording of equity valuation decreases or increases for the partnership investment. At the end of the first quarter of 1994, the Company voluntarily contributed an investment in the limited partnership fund to an irrevocable trust established for the purpose of partially funding the retiree medical benefits obligation the Company has to its employees represented by the United Steelworkers of America. The Company has also contributed $5 million in cash and the interest arising from a $3.5 million capital contribution to a second limited partnership fund to the trust. Returns from investments in this trust are being recorded in accordance with FAS No. 106.

               Other income was particularly significant in the 1993 periods due to the receipt of a patent infringement settlement from Nippon Steel Corporation in the third quarter of 1993.

               The effective tax rate of 47.1% in the 1994 third quarter compares to 42.0% in the third quarter of 1993. This temporary increase was caused by the low earnings that resulted from the continued effect of the strike compared with the fixed amortization of cost in excess of net assets acquired which is not tax deductible. In the first nine months of 1994 income taxes exceed income before income taxes as a result of a decrease in the Pennsylvania corporate net income tax rate from 12.25% to 9.99% over the years 1994 through 1997. Since the Company has a deferred tax asset, this change in rates reduced previously recorded deferred tax benefits and required the Company to record a one-time charge for additional tax expense of approximately $1 million in the second quarter of 1994.

          FINANCIAL CONDITION AND LIQUIDITY

               Working capital decreased to $199.2 million at the end of the third quarter of 1994 compared to $258.9 million at the end of 1993. The current ratio was at 2.2 in both periods. The decrease in working capital was primarily due to decreases in cash and short-term investments which were used to pay expenses during and related to the strike and historical decreases in inventories. These were partially offset by increased accounts receivable caused by strong September sales and historical decreases in accounts payable.

               In the first nine months of 1994, cash on hand, short-term investments and cash generated from operations was used to pay down $31.5 million in debt, invest $37.6 million in capital equipment, pay dividends of $25.5 million and purchase $7.5 million in treasury stock. The Company continues to anticipate that internally generated funds and current cash on hand will be adequate to meet foreseeable needs. In addition, the Company has $150 million of unused credit lines. The Company believes that its ongoing financial strength was not impaired by the labor strike.

               As a result of plan amendments in settlement of the union contract, in the 1994 third quarter, the Company increased its pension liability and recorded a corresponding intangible asset which is included in other assets. In addition, as part of the contract settlement, the postretirement benefit liability increased but this increase had no impact on the Company's balance sheet in the current quarter. The decline in the postretirement liability from year end resulted from the contributions the Company made to the irrevocable trust discussed above.

               The Company estimates that capital expenditures will be approximately $50 million for the full year 1994.

          PART II. OTHER INFORMATION

          Item 6. Exhibits

               (a)   Exhibits
                     ________

                     (11) Computation of Per Share Earnings

                     (27) Financial Data Schedule

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



          November 14, 1994

                                   EXHIBIT INDEX

          Exhibit
          Number
          _______

            11           Computation of Per Share Earnings

            27           Financial Data Schedule