Form 10-K
ALLEGHENY LUDLUM CORP ET AL
filed 1995-03-14
CIK 811929

                                                                            1994

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [fee required] FOR THE FISCAL YEAR ENDED JANUARY 1, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [no fee required] FOR THE TRANSITION PERIOD
     FROM       TO
          -----    ------

                            COMMISSION FILE NUMBER 1-9498
                          ALLEGHENY LUDLUM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Pennsylvania                                            25-1364894
    (STATE OF INCORPORATION)                                  (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)
1000 Six PPG Place, Pittsburgh, Pennsylvania                      15222-5479
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

       Registrant's telephone number, including area code: 412 - 394-2800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

================================================================================
TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, Par Value $0.10 Per
Share                                  New York Stock Exchange, Inc.
5 7/8% Convertible Subordinated
Debentures Due March 15, 2002          New York Stock Exchange, Inc.
================================================================================

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.      YES   X        NO
                                                  -------       -------

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 1, 1995: $704,987,515. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by officers or directors of the registrant or persons who have filed a report on Schedule 13D or 13G are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 1, 1995: 70,628,703

     DOCUMENTS INCORPORATED BY REFERENCE:
     Selected portions of the 1994 Annual Report--Part I, Part II and Part IV of this Report.
     Selected portions of the 1995 Proxy Statement--Part III of this Report.

================================================================================

                                     INDEX

PART I
     THE COMPANY............................................................................................          3
     Item 1.    BUSINESS....................................................................................          3
     Item 2.    PROPERTIES..................................................................................          9
     Item 3.    LEGAL PROCEEDINGS...........................................................................         10
     Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................         10

PART II
     Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS........................         11
     Item 6.    SELECTED FINANCIAL DATA.....................................................................         11
     Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................         11
     Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................         11
     Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE....................................................         11

PART III
     Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................         11
     Item 11.   EXECUTIVE COMPENSATION......................................................................         11
     Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.....................................................................         11
     Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................         11

PART IV
     Item 14.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULE...................................................         12
SIGNATURES..................................................................................................         13

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

ITEM 1. BUSINESS

INDUSTRY OVERVIEW

     The industry in which the Company operates is generally referred to as the specialty steel industry, which represents a small but distinct segment of the steel industry. The term "specialty steel" refers to stainless steels, high speed and tool steels, high temperature alloys (super alloys), electronic and thermostatic alloys and electrical steels. As compared with carbon steel, stainless steel alloys contain elements such as chromium, nickel and molybdenum to make them corrosion- and heat-resistant; electrical steel contains silicon to minimize energy loss; and tool steel alloys, which contain more carbon than stainless steel, include tungsten, molybdenum and other metals to make them both hard and malleable. Most high temperature alloys, electronic alloys and thermostatic alloys are not steel by definition and are more properly referred to as specialty metals.

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

     While other materials such as carbon steel, titanium, composites, ceramics, aluminum and plastic compete in various applications with stainless steel, the largest part of the specialty steel industry, the Company believes that the domestic market for stainless steel has been growing over the past twenty years as a result of the less rapid growth in the price of stainless steel relative to competitive products and the increasing demand for higher quality products with greater durability.

ACQUISITION

     On November 10, 1993, the Company completed its acquisition of Athlone Industries, Inc., a Delaware corporation ("Athlone"), by means of the merger of a wholly owned subsidiary of the Company into Athlone. Athlone, through its Jessop Steel Company ("Jessop" or "Jessop Steel") operations, was primarily a manufacturer of specialty metals, primarily tool steel and stainless steel and nickel alloy plate mill plate. See Note 11 of the Notes to the Consolidated Financial Statements of the Company on page 36 of the 1994 Annual Report to Shareholders which is incorporated herein by reference.

GENERAL

     The Company operates in a single business segment, specialty steel. The Company has three principal product lines, consisting of stainless steel, silicon electrical steel and other specialty steel alloys (including tool steels and other specialty metals), which are produced at eleven facilities located in five states. Stainless steel products are marketed principally in the form of sheet, strip and plate as well as stampings and welded tubing. Silicon electrical steel is marketed in the form of sheet and strip. Other specialty steel alloys are marketed principally as sheet, strip and plate.

     The following table sets forth certain information concerning sales of the Company's principal product lines for the past five fiscal years.

                                                           1994       1993       1992       1991       1990
                                                           ----       ----       ----       ----       ----
                                                                            (IN MILLIONS)
Stainless Steel.......................................  $    834.0  $   892.3  $   831.4  $   771.2  $   798.4
Silicon Electrical Steel..............................       141.5      156.0      161.1      172.2      205.8
Other Specialty Alloys................................       101.4       51.9       43.5       61.2       80.7
                                                        ----------  ---------  ---------  ---------  ---------
     Total Sales......................................  $  1,076.9  $ 1,100.2  $ 1,036.0  $ 1,004.6  $ 1,084.9
                                                        ==========  =========  =========  =========  =========

For 1993 and 1994, the table reflects the inclusion of the Company's Washington Plant (Jessop) which was acquired in November 1993.

     Additional information concerning the Company's sales and operating profit is set forth under the heading "Selected Financial Data" on page 39 of the Company's 1994 Annual Report to Shareholders which is incorporated herein by reference.

     The Company's products are sold primarily to distributors and to other customers within the United States who further process such materials into end products for resale to others. The Company's backlog of firm orders at the end of 1994 was $301.0 million (nearly all of which are expected to be filled within the year), as compared to $249.4 million at the end of 1993.

STAINLESS STEEL

     Stainless steel products have represented the largest share of the Company's total sales. In 1994 stainless steel represented approximately 78% of total sales. Sheet and strip represent the most rapidly growing products in stainless steel.

     Stainless steel sheet (24" and wider) accounts for the largest portion of the Company's sales. It is used in a wide variety of consumer and industrial applications that require easy cleaning and fabricability and corrosion resistance. Approximately 60% of the Company's stainless steel sheet is sold to service centers which have slitting, cutting and other processing facilities.

     Stainless steel strip (less than 24" wide) is used in a variety of consumer products and a wide range of automotive components. The Company's products include its very thin Precision Rolled Strip(Trademark) products which range in thickness from 0.0015" up to 0.015". Approximately 80% of the Company's stainless steel strip is sold directly to end-use customers, with the remainder sold to service centers, including the Company's own distributor outlet for stainless steel strip, ALstrip, Inc. ALstrip, Inc. is a 90% owned subsidiary with locations in Skokie, Illinois; Exton, Pennsylvania; and Springfield, Tennessee.

     Stainless steel plate (at least .1875" thick and 10" wide) has a variety of applications, primarily in industrial equipment that requires cleanliness or corrosion-resistant capabilities such as pollution control scrubbers and other equipment, food processing equipment, pulp and paper equipment, chemical equipment and power generation equipment. The Company's plate products are sold in both coil and cut-to-length ("plate mill plate") form. Coil plate is sold to service center customers who further process the material by roller leveling and cutting to length before final use or sale. The Company's Washington, Pennsylvania Plant produces nearly all of the Company's plate mill plate. However, a small amount of extra-wide plate product is processed by outside converters. Approximately 80% of the Company's stainless steel plate is sold to service centers.

---------
(Trademark)Trademark of the Company.

SILICON ELECTRICAL STEEL

     The Company's silicon electrical steel products, primarily grain oriented, are used generally in applications in which electrical conductivity and magnetic properties are important and are sold directly to end-use customers. Users of the Company's silicon electrical steel products include manufacturers of transformers and communications equipment.

OTHER SPECIALTY ALLOYS

     The Company also produces tool steel, high temperature alloys, electronic and thermostatic alloys, and other specialty alloys. These specialty alloys are used primarily in applications that require high strength, hardness, heat resistance and special magnetic, electronic or expansion characteristics. During 1994, other specialty alloy sales increased significantly due to the acquisition of the Washington Plant (Jessop Steel).

RAW MATERIALS

     The principal materials used by the Company in the production of its specialty steel are scrap (including nickel-, chromium- and molybdenum-bearing scrap), nickel and nickel alloys, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, manganese and manganese alloys and other alloying materials. Certain of these raw materials, such as ferrochromium and nickel, can be acquired by the Company and its specialty steel industry competitors, in large part, only from foreign sources. The Company purchases its nickel requirements principally from producers in Australia, Canada, Norway, the Commonwealth of Independent States and the Dominican Republic. Ferrochromium is purchased primarily from producers in South Africa, Zimbabwe, Turkey and the Commonwealth of Independent States. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions which might disrupt supplies or affect the price of these materials. More than 80% of the world's reserves of ferrochromium are located in South Africa, Zimbabwe, Albania and Kazakhstan. The Company also uses large amounts of electricity, particularly in the melt shop in the Company's Brackenridge Works, and natural gas in the manufacture of its products; energy costs currently represent approximately 6% of the Company's revenue dollars.

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

     Expenditures for research, development and technology totaled $36.5 million in 1994, $41.9 million in 1993, and $40.7 million in 1992. Research and development expenses related to activities conducted at the Technical Center were $8.2 million, $9.2 million, and $10.0 million in 1994, 1993, and 1992, respectively.

     In 1992, the Company and Voest-Alpine Industrieanlagenbau GesmbH, headquartered in Linz, Austria, completed construction of the first COILCAST(Trademark) commercial-size prototype thin strip direct casting machine to produce stainless and carbon steel flat products directly from molten steel, using technology developed by them as joint venture partners. If successful, the new technology to direct cast sheet and strip steel could eliminate the need for conventional slab or ingot casting and hot strip rolling practices used for certain products, thus significantly advancing the state-of-the-art of steelmaking. The COILCAST prototype machine, installed by Voest-Alpine at the Company's Lockport, New York plant, is owned by the Company. Test casts at Lockport began in 1992 and developmental and other COILCAST-related work also continued in 1994 at the Technical Center and in Linz, Austria using Voest-Alpine's test caster. While it is difficult to predict whether or when this project will succeed, and progress has been slower than anticipated, the COILCAST joint venture's objective is to market the new technology as soon as commercial viability is established. Under licensing and royalty agreements with the Company, Voest-Alpine would have exclusive worldwide marketing rights. Because of the strike, the Company's

---------
(Trademark)Trademark of the Company.

test casts were discontinued in 1994 and the Lockport caster has not been restarted. Developmental work is continuing at Voest-Alpine's facilities in Linz, Austria.

     The Company owns over 200 United States patents, many of which are also filed under the patent laws of other nations, but does not consider its business to be materially dependent on any patent or patent rights.

COMPETITION AND IMPORTS OF SPECIALTY STEEL

     The Company is a leading producer of specialty steel. There are at least six domestic producers of stainless steel sheet, strip and plate. The Company's principal domestic competitors are J&L Specialty Steel, Inc. ("J&L"), whose majority stockholder is France's Ugine, S.A. ("Ugine"), a subsidiary of Usinor Sacilor, which is Europe's largest steelmaker and is controlled by the French government; Armco Inc. ("Armco"); Lukens Inc. ("Lukens"), which owns Washington Steel Company; and North American Stainless, which is owned primarily by Acerinox, S.A. (a Spanish stainless steel producer), and which in 1993 began shipments from a new finishing facility in Kentucky. In October 1994, Avesta Sheffield Inc., a producer of stainless steel plate, announced plans to acquire the Eastern Stainless plate company from Armco, which for the first time would give Avesta Sheffield a stainless melting source in the United States. With respect to grain-oriented silicon electrical steel (used in electrical transformers), the Company believes that it and Armco Inc. are the only two U.S. producers. The Company believes that there are several other domestic producers of other specialty alloys in flat-rolled form.

     In the fourth quarter of 1993, Lukens' Washington Steel Group began to manufacture and sell stainless steel plate mill products; previously, Washington Steel produced stainless sheet, strip and coil plate products and Lukens produced stainless plate mill plate only on a conversion basis. In the past two years, J&L and Armco have announced plans to increase their melt capacities and J&L, Armco, Lukens, and North American Stainless have announced plans to increase their specialty steel finishing capacities. In 1993, Nucor Corp., a carbon steel minimill with $1.6 billion of sales, announced plans to enter the stainless steel market and produce stainless steel products used primarily in automotive exhaust systems.

     The Company faces active competition in the sale of all of its products from both domestic and foreign competitors. A number of foreign competitors are government owned and/or subsidized. The principal methods of competition in specialty steel are price, service, product quality and delivery.

     The level of stainless steel imports increased in the 1994 fiscal year. Import penetration in 1994 for stainless steel sheet and strip increased 12.9% and was 23.4% of the domestic market. Import penetration of stainless steel plate increased 13.3% to 17.4% in 1994.

     Imports of silicon electrical steel increased to 17.5% in 1992 and to 22.7% in 1993, and decreased to 20.3% of the domestic market in 1994. In August 1993, the Company and others filed trade cases charging that dumping and unfairly priced and subsidized silicon electrical steel imports are undermining the U.S. market. In October 1993, the International Trade Commission ruled that imports of grain-oriented silicon steel from Italy and Japan injure or threaten injury to domestic producers. Beginning in 1994, importers from these nations were required to post either cash or bonds of 85% and 31%, respectively, on the value of imported silicon electrical steel products. Silicon electrical steel also faces competition from amorphous metals, currently produced in the United States only by AlliedSignal Inc. In 1994, the Company filed a patent infringement suit against AlliedSignal in the United States District Court for the Western District of Pennsylvania. The suit asks for an injunction prohibiting AlliedSignal from making and selling an amorphous electrical steel alloy in violation of a patent granted to the Company which covers a specific composition for the steel which provides improved magnetic properties.

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

EXPORTS

     Revenues from export sales were $73 million, $79 million, and $69 million, in fiscal years 1994, 1993, and 1992, respectively. Political unrest and economic problems in some important export markets and the volatility of foreign exchange rates make it difficult to predict whether export sales will continue at the levels reached in the last three years.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers of the Company as of February 28, 1995:

                                                                              TITLE AND YEAR ELECTED
NAME                                                  AGE                      TO PRESENT POSITION
Richard P. Simmons...............................     63      Chairman of the Board ........................... 1986
Robert P. Bozzone................................     61      Vice Chairman of the Board ...................... 1994
Arthur H. Aronson................................     59      President and Chief Executive Officer ........... 1994
James L. Murdy...................................     56      Senior Vice President-Finance and
                                                                Chief Financial Officer ....................... 1988
Robert W. Rutherford.............................     55      Senior Vice President-Commercial ................ 1994
Jack W. Shilling.................................     51      Senior Vice President-Technical ................. 1994
Harry R. Wagner..................................     50      Senior Vice President-Production ................ 1994
Douglas A. Kittenbrink...........................     39      Vice President-Engineering and Information
                                                                Technology .................................... 1992
Bruce A. McGillivray.............................     61      Vice President-Human Resources .................. 1986
Carl M. Moulton..................................     47      Group Vice President ............................ 1993
Robert S. Park...................................     50      Vice President-Treasurer ........................ 1994
Richard R. Roeser................................     48      Vice President-Controller ....................... 1994
David G. Vietmeier...............................     50      Vice President-Purchasing ....................... 1988
Jon D. Walton....................................     52      Vice President-General Counsel
                                                                and Secretary ................................. 1990

     Previously, Mr. Simmons served as Chairman of the Board and Chief Executive Officer of the Company. Previously, Mr. Bozzone served as President. He also served as Chief Executive Officer from 1990 to 1994 and as Chief Operating Officer prior to 1990. Previously, Mr. Aronson had been Executive Vice President of the Company. He also served as Chief Operating Officer from 1990 to 1994. Messrs. Rutherford, Shilling and Wagner had been Vice President-Commercial, Vice President-Technical and Vice President-Production, respectively, prior to 1994. Mr. Kittenbrink was employed in various high level engineering management and professional positions for over 5 years with Inland Steel Industries, Inc. before joining the Company in 1992. Mr. Moulton was President of Jessop Steel Company until he joined the Company upon the Company's acquisition of Jessop in 1993. Messrs. Park and Roeser had been Treasurer and Controller, respectively, prior to 1994. Each of the other executive officers of the Company has held high level managerial or professional positions with the Company for more than the past five years, except as noted above.

EMPLOYEES

     As of January 1, 1995, the Company had approximately 6,000 employees (including 560 at the Company's Washington Plant) of whom approximately 2,000 were salaried employees (including approximately 70 salaried production employees) and approximately 5,700 retirees.

     Substantially all of the Company's production and maintenance employees are covered by a four-year labor contract between the Company and the United Steelworkers of America ("USWA") which was agreed upon in June, 1994 following a 10-week strike called by the USWA at the expiration of the Company's previous contract with the union. Approximately 400 employees at the Company's Washington Plant are covered by a labor contract between Jessop Steel Company and the USWA which is effective through September 30, 1995.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     The Company (and the industry in which it competes) is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials, and is also subject to other federal and state laws and regulations regarding health and safety matters. Each of the Company's production facilities has permits and licenses allowing and regulating air emissions and water discharges. The Company believes that it is in substantial compliance with environmental laws and regulations. The Company estimates that its capital expenditures for fiscal year 1995 will include $7.2 million for additional or upgraded pollution control equipment.

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

     The CAA Amendments have indirectly increased certain costs of doing business. The provisions of the CAA Amendments dealing with acid rain have increased electricity rates and additional increases may follow in the future. However, many of the production improvements the Company has made and will continue to make are designed to reduce the amount of energy consumed in its manufacturing processes. Energy costs currently represent approximately 6% of the Company's revenue dollars.

LIMITED PARTNERSHIP INVESTMENTS

     The Company, through wholly owned subsidiaries, has made commitments to invest as a limited partner in two Code, Hennessy & Simmons limited partnership leveraged buyout funds and in the entities that serve as the general partners of the funds. Investors made commitments to invest approximately $82.5 million when the first fund was formed in 1989, including $25 million invested or to be invested by the Company's subsidiary. Investors made commitments to invest $155 million in the second fund, which was formed in December 1993, including $30 million to be invested by the Company. Both funds were formed to originate and lead investments in middle market companies that are undergoing an ownership transition. The funds' portfolios include companies that design, manufacture and distribute consumer and industrial products for a variety of end use applications.

     As of January 2, 1994, the Company's subsidiaries had invested a total of $22.3 million in the first fund and had received total cash distributions of $24.1 million. The subsidiaries' remaining investment in the first fund, representing their proportionate ownership of the Fund's six portfolio company holdings, had a valuation of $22.8 million on the Company's January 2, 1994 balance sheet. At the end of the first quarter of 1994, the Company voluntarily contributed its limited partnership interest in the first limited partnership fund to an irrevocable trust established for the purpose of partially funding the retiree medical benefit obligations the Company has to its employees represented by the United Steelworkers of America. Subsequently, the Company voluntarily contributed investments it had made in the second limited partnership fund, in the amount of $5.6 million, to the irrevocable trust. Returns from investments in this trust are being recorded in accordance with Statement of Financial Accounting Standards No. 106. The Company cannot predict the magnitude or timing of any future gains or losses related to the investments.

ITEM 2. PROPERTIES

     The name, location and area of each of the Company's principal manufacturing plants together with the principal products which they are equipped to produce as of January 1, 1995, are as follows:

                                        AREA IN
PLANT AND LOCATION                    SQUARE FEET                        PRINCIPAL PRODUCTS
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

     The Washington Plant which was obtained in the acquisition of Jessop Steel has rolling, annealing and finishing facilities utilized in the production of plate products. In 1994, the Company closed the melting facilities at the Washington Plant.

     The Company owns all of the foregoing plants, each of which, with the exception of the Wallingford and Washington Plants, is subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings. See Note 4 of the Notes to the Consolidated Financial Statements on page 29 of the 1994 Annual Report.

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

     The Brackenridge primary melting and continuous slab casting facilities have operated at high levels for the past five years. In 1995, the Company's Brackenridge primary melt shop is operating at capacity; therefore, the melt shops at Natrona, Pennsylvania, and Lockport, New York, recently have been increasing operating activity. To the extent necessary, the Company believes that it will be able to fulfill its needs by this supplemental melting and by purchasing modest amounts of stainless steel slabs on reasonable terms and conditions to meet the strong domestic sales demand. The stainless steel finishing plants have operated at approximately 85% to 95% of capacity for the past five years. The Company has increased stainless steel finishing capacity through process and equipment improvements, computer-assisted scheduling plans, the installation of new equipment at the Vandergrift Plant and the purchase of the Waterbury Plant in August, 1990. The Company's plants that primarily produce silicon electrical steels have operated at approximately 50% to 90% of capacity since 1980 and are currently operating at a rate of approximately 75%.

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

     The Company's subsidiary, ALstrip, Inc., operates stainless steel strip distribution centers in Skokie, Illinois, Exton, Pennsylvania, and Springfield, Tennessee. ALstrip owns all its slitting and cutting equipment and the Skokie and Springfield facilities outright and leases its Exton facility from a third party.

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

     None during the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     Information required by this item is incorporated by reference from "Common Stock Data" on page 40 of the 1994 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item is incorporated by reference from "Selected Financial Data" on page 39 of the 1994 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 to 24 of the 1994 Annual Report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this report, the information concerning the directors of the Company required by this item is incorporated by reference from "Nominees for Director" and "Continuing Directors" as set forth in the 1995 Proxy Statement filed by the registrant pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from "Compensation of Directors," "Executive Compensation and Other Information," "Employment Agreements with Certain Executive Officers," "Cumulative Total Shareholder Return," and "Board Compensation Committee Report on Executive Compensation" as set forth in the 1995 Proxy Statement filed by the registrant pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from "Security Ownership" as set forth in the 1995 Proxy Statement filed by the registrant pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from "Certain Transactions" as set forth in the 1995 Proxy Statement filed by the registrant pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(a) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

     (1) FINANCIAL STATEMENTS

     The following consolidated financial statements included on pages 25 through 38 of the 1994 Annual Report are incorporated by reference:

          Consolidated Statement of Income--Years Ended
            January 1, 1995, January 2, 1994, and January 3, 1993
          Consolidated Balance Sheets at January 1, 1995, and January 2, 1994 Consolidated Statement of Cash Flows--Years Ended
            January 1, 1995, January 2, 1994, and January 3, 1993
          Notes to Consolidated Financial Statements
          Report of Ernst & Young LLP, Independent Accountants

     The consent to incorporate the Auditors' Report is included herein on page 14.

     (2) FINANCIAL STATEMENT SCHEDULES

     The following Consolidated Statement Schedule for years ended January 1, 1995, January 2, 1994 and January 3, 1993 is included herein:

                                                                     PAGE NO.
       II.  Valuation and Qualifying Accounts....................      15

     All other schedules set forth in the applicable accounting regulations of the Securities and Exchange Commission either are not required under the related instructions or are not applicable and, therefore, have been omitted.

     (3) EXHIBITS

     A list of exhibits included in this Report or incorporated by reference is found in the Exhibit Index beginning on page 16 of this Report and incorporated by reference.

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH FISCAL QUARTER OF 1994:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLEGHENY LUDLUM CORPORATION


     March 14, 1995
                                          By        /s/ A. H. ARONSON
                                            ....................................
                                                      A. H. Aronson
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and as of the 14th day of March, 1995.


By    /s/ ARTHUR H. ARONSON
  ......................................
          Arthur H. Aronson
  President and Chief Executive Officer
             and Director


By   /s/ JAMES L. MURDY
  ......................................
         James L. Murdy
    Senior Vice President-Finance
     and Chief Financial Officer
           and Director


By   /s/ RICHARD R. ROESER
  ......................................
         Richard R. Roeser
     Vice President-Controller


By    /s/ ROBERT S. PARK
  ......................................
          Robert S. Park
      Vice President-Treasurer


By     RICHARD P. SIMMONS
  ......................................
       Richard P. Simmons
     Chairman of the Board
          and Director


By    /s/ ROBERT P. BOZZONE
  ......................................
          Robert P. Bozzone
      Vice Chairman of the Board
             and Director


By   /s/ PAUL S. BRENTLINGER
  ......................................
         Paul S. Brentlinger
             Director

By   /s/ C. FRED FETTEROLF
  ......................................
         C. Fred Fetterolf
              Director

By   /s/ THOMAS MARSHALL
  ......................................
         Thomas Marshall
             Director


By   /s/ W. CRAIG MCCLELLAND
  ......................................
         W. Craig McClelland
               Director


By   /s/ RICHARD K. PITLER
  ......................................
         Richard K. Pitler
              Director


By   /s/ CHARLES J. QUEENAN, JR.
  ......................................
         Charles J. Queenan, Jr.
               Director


By  /s/ JAMES E. ROHR
  ......................................
        James E. Rohr
           Director


By  /s/ GEORGE W. TIPPINS
  ......................................
        George W. Tippins
            Director


By  /s/ STEVEN C. WHEELWRIGHT
  ......................................
        Steven C. Wheelwright
             Director

        CONSENT TO INCORPORATE AUDITORS' REPORT ON FINANCIAL STATEMENTS

     We consent to the incorporation by reference in this Form 10-K of Allegheny Ludlum Corporation of our report dated January 30, 1995, included in the 1994 Annual Report to Shareholders of Allegheny Ludlum Corporation.

     Our audits also included the financial statement schedule of Allegheny Ludlum Corporation listed in item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
January 30, 1995

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                           (in thousands of dollars)

                                     BALANCE AT                  ADDITIONS                                         BALANCE
                                      BEGINNING   CHARGED TO COSTS     CHARGED TO OTHER                            AT END
            DESCRIPTION               OF PERIOD     AND EXPENSES      ACCOUNTS--DESCRIBE    DEDUCTIONS--DESCRIBE  OF PERIOD
YEAR ENDED
 JANUARY 1, 1995:
  Allowance for doubtful
   accounts........................   $   3,791       $     145                   --             $    (221)(2)    $   3,715
                                      =========       =========                                  =========        =========
YEAR ENDED
 JANUARY 2, 1994:
  Allowance for doubtful
   accounts........................   $   3,235       $     696            $     300(1)          $    (440)(2)    $   3,791
                                      =========       =========                                  =========        =========
YEAR ENDED
 JANUARY 3, 1993:
  Allowance for doubtful
   accounts........................   $   3,547       $     110                   --             $    (422)(2)    $   3,235
                                      =========       =========                                  =========        =========

---------
(1)  Balance acquired with the purchase of the Jessop Steel operations.

(2)  Uncollectible accounts written off, net of recoveries.

                                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                                            DESCRIPTION                                           REFERENCE
       3(a)    Restated and Amended Articles of Incorporation of the Company...........................        (a)
       3(b)    By-Laws, as amended.....................................................................        (b)
       4(a)    Indenture dated as of March 1, 1992, between Allegheny Ludlum Corporation and The First
                 National Bank of Boston, as Trustee (relating to $100,000,000 5 7/8% Convertible
                 Subordinated Debentures due March 15, 2002)...........................................        (c)
       4(b)    Industrial Revenue Bonds/Capitalized Leases:
                     (i)  Allegheny County Industrial Development Authority, 1977 Series A, 6-1/4%
                          Pollution Control Revenue Bonds, $13,000,000, due 2/1/07 (relating to plants
                          in West Leechburg, Brackenridge and Natrona, Pennsylvania);...................       (d)
                    (ii)  Allegheny County Industrial Development Authority, 1978 Series A, 7.20%
                          Pollution Control Revenue Bonds, $1,700,000, due 12/1/03 (relating to plants
                          in West Leechburg, Brackenridge and Natrona, Pennsylvania);...................       (d)
                   (iii)  Niagara County Industrial Development Agency, 1984, Variable Rate Industrial
                          Development Revenue Bonds, $10,000,000, due 10/1/02 (relating to plant in
                          Lockport, New York);..........................................................       (d)
                    (iv)  Allegheny County Industrial Development Authority, 1973 Series A, 6%
                          Industrial Revenue Bonds, $2,700,000, due 2/1/98 (relating to plants in
                          Brackenridge, Natrona, West Leechburg and Bagdad, Pennsylvania);..............       (d)
                     (v)  Allegheny County Industrial Development Authority, 1974 Series B, 6.5%
                          Industrial Revenue Bonds, $1,000,000, due 2/1/98 (relating to plants in
                          Brackenridge, Natrona and Bagdad, Pennsylvania);..............................       (d)
                    (vi)  Allegheny Valley Development Corporation, 1976 Series A, 4% Industrial Revenue
                          Bonds, $2,024,000, due 5/1/97 (relating to plant in Brackenridge,
                          Pennsylvania);................................................................       (d)
                   (vii)  Claremore Industrial Development Authority, 1977 Series A, 6.3%
                          Industrial Development Revenue Bonds, $4,150,000, due 11/1/07 (relating to
                          plant in Claremore, Oklahoma);................................................       (d)
                  (viii)  Westmoreland County Industrial Development Authority, 1986, Variable Rate
                          Urban Development Action Grant, $775,000, due 1991 through 1996 (relating to
                          plant in West Leechburg, Pennsylvania);.......................................       (d)
                    (ix)  Pennsylvania Industrial Development Authority, 1988, 3% Loan, $2,000,000, due
                          1989 through 2004 (relating to plant in Vandergrift, Pennsylvania);...........       (d)
                     (x)  Pennsylvania Sunny Day Fund, 1989, 3% Loan, $3,750,000, due 1989 through 2004
                          (relating to plant in Vandergrift, Pennsylvania);.............................       (d)
                    (xi)  Westmoreland County Industrial Development Authority, 1989, 3% Loan,
                          $3,000,000, due 1989 through 1999 (relating to plant in Vandergrift,
                          Pennsylvania);................................................................       (d)
                   (xii)  Financing Agreement dated as of December 20, 1988 between Green River Steel
                          Corporation and the Commonwealth of Kentucky, acting through the State
                          Property and Buildings Commission and the Economic Development Cabinet
                          (relating to Green River Plant)...............................................       (d)
     10(a)   Amended and Restated Credit Agreement dated December 28, 1990, as amended....................     (e)
     10(b)   Additional Compensation Plan (1)*............................................................     (f)
     10(c)   Key Man Salary Continuation Program (2)*.....................................................     (f)
     10(d)   Benefit Restoration Plan*....................................................................     (g)

   EXHIBIT
   NUMBER                                            DESCRIPTION                                           REFERENCE
      10(f)    1987 Stock Option Incentive Plan (as amended and restated)*.............................       (h)
      10(g)    Performance Share Plan (as amended and restated)*.......................................       (i)
      10(h)    Employment Agreement between the Company and A. H. Aronson*.............................       (j)
      10(i)    Fee Continuation Plan for Non-Employee Directors*.......................................       (k)
      10(j)    Consulting Agreement between the Company and R. P. Bozzone*.............................       (l)
      10(k)    Director Share Incentive Plan*..........................................................       (m)
      10(l)    Credit Agreement dated as of May 11, 1994...............................................       (n)
      10(m)    Stock Acquisition and Retention Plan*...................................................       (o)
         13    Pages 21 through 40 inclusive of the Annual Report for the year ended
                 January 1, 1995 (3)...................................................................       (b)
         21    Subsidiaries of the Registrant..........................................................       (b)
         23    Consent of Ernst & Young LLP............................................................       (b)
         27    Financial Data Schedule.................................................................       (b)

---------

  (a) A copy of this document, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994, is hereby incorporated by reference.

  (b)  Filed herewith.

  (c) A copy of this document, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992, is hereby incorporated herein by reference.

  (d) Copies of these documents are not filed as an Exhibit to this Report pursuant to Item 601(b)(4)(iii). The Company will furnish such copies to the Commission upon request.

  (e) A copy of Letter Agreement #3 dated December 29, 1994 is filed herewith. Copies of the Credit Agreement and the First Amendment to Credit Agreement, Second Amendment to Credit Agreement, Third Amendment to Credit Agreement, Fourth Amendment to Credit Agreement and Fifth Amendment to Credit Agreement filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 30, 1990 and the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1991, the Company's Annual Report on Form 10-K for the year ended December 29, 1991, the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1992, the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1993, and the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994, respectively, are hereby incorporated herein by reference.

  (f) Copies of these documents, filed as Exhibits to the Company's Registration Statement on Form S-1 Number 33-12940 as heretofore filed with the Securities and Exchange Commission, are incorporated by reference, the Additional Compensation Plan being filed as Exhibit 10(c) to such Registration Statement, and the Key Man Salary Continuation Plan being filed as Exhibit 10(e) to such Registration Statement.

  (g) A copy of this document, filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 30, 1990, is hereby incorporated by reference.

  (h) A copy of this document, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994, is hereby incorporated herein by reference.

  (i) A copy of this document, filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994, is hereby incorporated herein by reference.

  (j) A copy of this document, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended January 2, 1994, is hereby incorporated herein by reference.

  (k) A copy of this document, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is hereby incorporated by reference.

  (l) A copy of this document, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994, is hereby incorporated herein by reference.

  (m) A copy of this document, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1993, is hereby incorporated herein by reference.

  (n) A copy of this document, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1994, is hereby incorporated herein by reference.

  (o) A copy of this document, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994, is hereby incorporated herein by reference.

  (1)  Presently known as the Performance Management System Plan.

  (2) Presently known as the Supplemental Pension Plan for certain key employees of the Company.

  (3) Except for those provisions specifically incorporated by reference in this report, the 1994 Annual Report shall not be deemed to be "filed" with the Securities and Exchange Commission.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.