Form 10-Q
period 1995-03-31
ALLEGHENY LUDLUM CORP ET AL
filed 1995-05-15
CIK 811929

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-Q
          (Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 2, 1995

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

          Number of shares of Common Stock outstanding as of May 5, 1995
                                                  70,192,783

                            ALLEGHENY LUDLUM CORPORATION
                                   SEC FORM 10-Q
                         FISCAL QUARTER ENDED APRIL 2, 1995

                                        INDEX

                                                                 Page No.
          PART I. - FINANCIAL INFORMATION

               Item 1.  Financial Statements

                    Condensed Consolidated Statement of Income        3

                    Condensed Consolidated Balance Sheets             4

                    Condensed Consolidated Statement of Cash Flows    6

                    Notes to Condensed Consolidated Financial
                     Statements                                       7

               Item 2.  Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                   9

          PART II. - OTHER INFORMATION

               Item 6. Exhibits                                      11

               Signatures                                            12

                            PART I - FINANCIAL INFORMATION
                            ITEM 1 -- FINANCIAL STATEMENTS
                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)
                  (In thousands of dollars except per share amounts)


                                                   Fiscal        Fiscal
                                                   Quarter       Quarter
                                                    Ended         Ended
                                                April 2,1995   April 3,1994
                                               ------------   ------------

          NET SALES                               $395,332        $313,932

          Costs and Expenses:
            Cost of products sold                  313,742         245,717
            Research, development and technology    11,217          10,111
            Commercial and administrative           14,033          12,883
            Depreciation and amortization            9,866           9,474
                                                   -------         -------
                                                   348,858         278,185
                                                   -------         -------
          INCOME FROM STEEL OPERATIONS              46,474          35,747


          Operating earnings from assets
           held for sale                             3,014               -

          Other income (expense):
            Interest expense -- net                   (757)         (1,377)
            Loss from
             limited partnership                         -          (2,590)
            Other -- net                               293            (217)
                                                   -------         -------
                                                      (464)         (4,184)
                                                   -------         -------
          Income before income taxes                49,024          31,563

          Income taxes                              20,170          13,445
                                                   -------         -------

          NET INCOME                              $ 28,854        $ 18,118
                                                   =======         =======

          Per common share:
              Primary                                 $.41            $.26
                                                   =======         =======


              Fully diluted                           $.39            $.25
                                                   =======         =======

          Dividends declared per common share         $.12            $.12
                                                   =======         =======

          See notes to condensed consolidated financial statements

                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                              (in thousands of dollars)

                                                  April 2,       January 1,
                                                    1995            1995
                                                  --------       ----------
          ASSETS

          CURRENT ASSETS:
            Cash and cash equivalents            $   62,131     $   11,185
            Trade receivables--net                  170,598        141,042
            Inventories  (Note 2)                   195,288        232,379
            Prepaid expenses and other current
              assets                                 16,409         11,035
                                                  ---------      ---------
                    TOTAL CURRENT ASSETS            444,426        395,641

          Properties, plants and equipment--net     454,401        464,977
          Cost in excess of net assets
           acquired                                 133,004        133,862
          Deferred income taxes                      49,606         49,027
          Assets held for sale                       39,227         37,738
          Other assets                               12,986         13,453
                                                  ---------      ---------
                    TOTAL ASSETS                 $1,133,650     $1,094,698
                                                  =========      =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

          CURRENT LIABILITIES:
            Current portion of long-term debt    $    2,024     $    1,993
            Accounts payable                         91,710         96,417
            Accrued compensation and benefits        63,156         46,115
            Income taxes payable and deferred        18,419          7,123
            Other accrued expenses                   27,470         18,632
                                                  ---------      ---------
                    TOTAL CURRENT LIABILITIES       202,779        170,280

          Long-term debt, less current portion      132,028        133,097
          Pensions                                  132,302        135,758
          Postretirement benefit liability          268,207        267,136
          Other                                      24,005         26,721
                                                  ---------      ---------

                    TOTAL LIABILITIES               759,321        732,992

                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                              (in thousands of dollars)

                                     -Continued-

                                                   April 2,      January 1,
                                                     1995           1995
                                                   --------      ----------
          SHAREHOLDERS' EQUITY:
            Preferred stock, par value $1:
              authorized--50,000,000 shares;
              issued--none
            Common stock, par value $ .10:
              authorized--250,000,000 shares;
              issued--72,878,242 shares               7,288          7,288
            Additional capital                      271,168        270,571
            Retained earnings                       156,776        136,027
            Equity adjustment related to
              minimum liability for pension plans   (20,682)       (20,682)
            Common stock in treasury at cost--
              2,629,339 and 2,227,671 shares        (40,221)       (31,498)
                                                  ---------      ---------
                    TOTAL SHAREHOLDERS' EQUITY      374,329        361,706
                                                  ---------      ---------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                 $1,133,650     $1,094,698
                                                  =========      =========


          See notes to condensed consolidated financial statements

                   ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (in thousands of dollars)
                                                        Fiscal         Fiscal
                                                       Quarter        Quarter
                                                        Ended          Ended
                                                    April 2,1995   April 3,1994
                                                    ------------   ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                       $ 28,854       $ 18,118
      Adjustment to reconcile net income
       to cash flow from operating activities:
         Depreciation and amortization                   9,866          9,474
         Earnings from assets held for sale             (3,014)             -
         Limited partnership loss                            -          2,590
         Deferred taxes                                 (1,755)        (4,610)
       Change in operating assets and liabilities:
         Long-term retirement liabilities               (2,385)        (4,518)
         Trade receivables                             (29,556)       (24,112)
         Inventories                                    37,091         31,481
         Trade payables                                 (4,707)       (20,755)
         Net change in other current assets
          and current liabilities                       32,020         17,751
         Other changes                                  (2,743)        (4,659)
                                                       --------       -------
           CASH FROM OPERATING ACTIVITIES               63,671         20,760

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of properties, plants and equipment--net (4,363)       (12,262)
      Sales of short-term investments                        -         19,976
      Long-term investments                                346              -
      Assets held for sale                                 331              -
      Increase in notes receivable                        (251)          (316)
                                                       --------       --------
          CASH (USED BY) FROM INVESTING ACTIVITIES      (3,937)         7,398

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on senior secured debt
       assumed in the 1993 acquisition                       -        (25,000)
      Payments on long-term debt and capital leases     (1,038)        (1,014)
      Dividends paid                                         -         (8,504)
      Purchases of treasury stock                      (10,073)        (5,096)
      Employee stock plans                               2,323          1,683
                                                       --------       -------
          CASH USED BY FINANCING ACTIVITIES             (8,788)       (37,931)

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    50,946         (9,773)
    Balance of cash and cash equivalents at
      beginning of period                               11,185         48,107
                                                       -------        -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 62,131       $ 38,334
                                                       =======        =======

    See notes to condensed consolidated financial statements

                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

          NOTE 1--FINANCIAL STATEMENTS

          This financial information should be read in conjunction with the financial statements and notes thereto for the fiscal year ended January 1, 1995. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended April 2, 1995 are not necessarily indicative of results of operations that may be expected for the fiscal year ending December 31, 1995.

          Net income per common share was computed based on the weighted average number of shares of common stock outstanding during the periods: 70,567,973 shares for the fiscal quarter ended April 2, 1995 and 70,938,937 shares for the fiscal quarter ended April 3, 1994.

          The Company's fiscal year and fiscal quarters end on the Sunday closest to the last day of the calendar month.

          NOTE 2--INVENTORIES

          Inventories consisted of the following:

                                                  April 2,       January 1,
                                                    1995           1995
                                                  --------       ---------
                                                 (in thousands of dollars)

          Raw materials                           $ 41,865       $ 52,332
          Work-in-process and finished products    209,735        213,282
          Supplies                                  15,807         16,048
                                                   -------        -------
          Total inventories at current cost        267,407        281,662
          Less allowances to reduce current
           cost values to LIFO basis                72,119         49,283
                                                   -------        -------
                                                  $195,288       $232,379
                                                   =======        =======
          Substantially all of the Company's inventories are determined by the LIFO method.

          NOTE 3--LITIGATION

          The Company is a defendant in a case filed in 1989 by Allegheny International, Inc. in the United States District Court for the Western District of Pennsylvania which is being pursued by Sunbeam-Oster, Inc. The case involves claims for reimbursement of various alleged insurance coverage costs and recovery of a refund received by Allegheny Ludlum with respect to a federal income tax overpayment, in the aggregate amount of approximately $8 million. The Company believes that Sunbeam-Oster's claims are without merit and is defending the case vigorously.

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

     RESULTS OF OPERATIONS
         Net sales by product line were as follows:
                                             Fiscal Quarter Ended
                                        ------------------------------
                                        April 2, 1995    April 3, 1994
                                        -------------    -------------
                                                  (millions)
     Stainless steel                       $321.9            $246.0
     Silicon electrical steel                35.7              42.9
     Other specialty alloy                   37.7              25.0
                                            -----             -----
     Total net sales                       $395.3            $313.9
                                            =====             =====

         Sales and shipments reached record highs in the 1995 first quarter. Net sales increased 26% in the first quarter of 1995 compared to the first quarter of 1994. Shipments increased to 165,383 tons in the 1995 period compared to 145,061 tons in the 1994 period. Market demand for stainless steel and other specialty alloy products continues to be strong. The favorable effect of this high market demand is expected to continue for at least several months.

         Stainless steel sales increased 31% in the first quarter of 1995 compared to the first quarter of 1994. The increase was due to higher shipments combined with price increases and selling price surcharges that were necessitated by sharply higher raw material costs.

         Silicon electrical steel sales decreased 17% in the 1995 first quarter compared to the 1994 quarter. The decrease was due to lower shipments of domestic and finished export products resulting from lower demand for the Company's products. The decrease was partially offset by increased shipments of semi-finished export products and higher prices for most silicon electrical steel products.

         Other specialty alloy sales increased 51% over the 1994 period due to higher shipments of high temperature and corrosion resistant alloys and tool steels, higher prices, selling price surcharges necessitated by sharply increased raw material costs and a shift to higher value products.

         Cost of products sold as a percentage of net sales increased 1.1 percentage points in the first quarter of 1995 compared to the first quarter of 1994. The increase was primarily due to sharply increased raw material costs and the production of certain products on less efficient alternate equipment to meet strong market demand. Based on the current mix of products and specifications in its product line, the Company has been operating most of its stainless steel facilities at virtual capacity. Market prices for chromium continue to increase while market prices for molybdenum and nickel have decreased from the high levels reached in the first quarter of 1995. Price surcharges for molybdenum and chromium are expected to continue in the second quarter of 1995.

         Research, development and technology costs increased in the 1995 first quarter compared to the first quarter of 1994 primarily due to increased expense for incentive compensation plans related to Company financial results or common stock value and higher technical support of manufacturing processes due to increased production levels.

         Commercial and administrative costs increased in the 1995 quarter over the 1994 quarter primarily due to increased expense for compensation plans related to Company financial results or common stock value, which were partially offset by lower expense for the Washington Plant due to realized synergies following the acquisition of the plant in 1993.

         Earnings from assets held for sale are primarily attributable to two companies acquired in 1993. Two investment banking firms have been engaged to handle the sale of these companies.

         Other income-net in 1995 benefited from the sale of surplus equipment and business interruption insurance claim recovery which were partially offset by the write-off of non-productive equipment.

         The decrease in the effective income tax rate to 41.1% in 1995 from 42.6% in 1994 resulted primarily from lower state tax rates.

     FINANCIAL CONDITION AND LIQUIDITY

        Working capital increased to $241.6 million at the end of the first quarter of 1995 compared to $225.4 million at the end of 1994. The current ratios were 2.2 and 2.3 in the same periods. The increase in working capital was primarily due to higher balances of cash and trade receivables due to higher sales which were partially offset by lower inventories and increased liabilities for compensation and benefits and income taxes.

         In the first three months of 1995, cash on hand and cash from operations of $63.7 million were used to invest $4.4 million in capital equipment, pay down $1.0 million of debt and purchase $10.1 million in treasury stock. These transactions resulted in a cash position of $62.1 million at the end of the first quarter of 1995.

         A total of $100 million continues to be available under the Company's revolving credit agreement dated December 28, 1990, as amended. The supplemental $50 million revolving credit agreement the Company entered in May 1994, in connection with the 1994 labor strike, expired April 30, 1995.

         The Company continues to estimate that capital expenditures will be approximately $30 million for the year 1995.

         The Company anticipates that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs.

     PART II. OTHER INFORMATION

     Item 6. Exhibits

          (a)  Exhibits

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

     May 15, 1995