Form 10-Q
period 1995-07-02
ALLEGHENY LUDLUM CORP ET AL
filed 1995-08-15
CIK 811929

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-Q
          (Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 2, 1995

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

          Number of shares of Common Stock outstanding as of August 11,
          1995
                                                             69,115,774

                            ALLEGHENY LUDLUM CORPORATION
                                   SEC FORM 10-Q
                         FISCAL QUARTER ENDED JULY 2, 1995

                                        INDEX

                                                                 Page No.
          PART I. - FINANCIAL INFORMATION

               Item 1.  Financial Statements


                    Condensed Consolidated Statement of Income        3

                    Condensed Consolidated Balance Sheets             5

                    Condensed Consolidated Statement of Cash Flows    7

                    Notes to Condensed Consolidated Financial
                     Statements                                       9

               Item 2.  Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                  11

          PART II. - OTHER  INFORMATION

               Item 1.  Legal Proceedings                            13

               Item 4.  Submission of Matters to a Vote of
                         Security Holder                             13

               Item 6.  Exhibits                                     14

               Signatures                                            15

                            PART I - FINANCIAL INFORMATION
                            ITEM 1 -- FINANCIAL STATEMENTS
                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)
                  (In thousands of dollars except per share amounts)


                                    Fiscal     Fiscal     Fiscal    Fiscal
                                    Quarter    Quarter   Six Mos.  Six Mos.
                                     Ended      Ended     Ended     Ended
                                    July 2,    July 3,   July 2,   July 3,
                                     1995       1994      1995      1994
                                   --------   --------   -------  --------

          NET SALES                $390,468   $172,187  $785,800  $486,119

          Costs and expenses:
            Cost of products sold   301,306    191,283   615,048   437,000
            Research, development
              and technology         12,067      9,094    23,284    19,205
            Commercial and
              administrative         14,323     11,761    28,356    24,646
            Depreciation and
              amortization            9,630      9,462    19,496    18,936
                                    -------    -------   -------   -------
                                    337,326    221,600   686,184   499,787
                                    -------    -------   -------   -------
          INCOME (LOSS) FROM STEEL
          OPERATIONS                 53,142    (49,413)   99,616   (13,668)

          Operating earnings from
           assets held for sale       4,254          -     7,268         -

          Other income (expense):
           Interest expense - net      (119)    (1,157)     (876)   (2,534)
           Loss from limited
             partnership                  -          -         -    (2,590)
           Other -- net                 860         84     1,153      (131)
                                    -------    -------   -------   -------
                                      4,995     (1,073)    7,545    (5,255)
                                    -------    -------   -------   -------
          Income (loss) before income
            taxes                    58,137    (50,486)  107,161   (18,923)

          Income taxes               23,667    (21,307)   43,837    (7,862)
                                    -------    -------   -------   -------

          NET INCOME (LOSS)        $ 34,470   $(29,179) $ 63,324  $(11,061)
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

                                     -Continued-

                                     Fiscal    Fiscal     Fiscal    Fiscal
                                     Quarter   Quarter   Six Mos.  Six Mos.
                                      Ended     Ended     Ended     Ended
                                     July 2,   July 3,   July 2,   July 3,
                                       1995      1994      1995      1994
                                    --------   --------  --------  --------
          Per common share:
              Primary                   $.49    $(.41)      $.90     $(.15)
                                    ========  =======   ========  ========
              Fully diluted             $.47     N.D.       $.86      N.D.
                                    ========  =======   ========  ========

          Dividends declared
            per common share            $.12     $.12       $.24      $.24
                                    ========  =======   ========  ========
          N.D. Non-Dilutive

          See notes to condensed consolidated financial statements

                   ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                              (in thousands of dollars)

                                                  July 2,       January 1,
                                                   1995           1995
                                                 ---------     ----------
          ASSETS

          CURRENT ASSETS:
            Cash and cash equivalents           $   69,555     $   11,185
            Trade receivables--net                 156,223        141,042
            Inventories  (Note 2)                  187,303        232,379
            Prepaid expenses and other current
              assets                                15,843         11,035
                                                 ---------      ---------
                    TOTAL CURRENT ASSETS           428,924        395,641

          Properties, plants and equipment--net    451,437        464,977
          Cost in excess of net assets
           acquired                                132,146        133,862
          Deferred income taxes                     43,476         49,027
          Assets held for sale                      42,868         37,738
          Other assets                              12,721         13,453
                                                 ---------      ---------
                    TOTAL ASSETS                $1,111,572     $1,094,698
                                                 =========      =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

          CURRENT LIABILITIES:
            Current portion of long-term debt   $    2,005     $    1,993
            Accounts payable                        83,149         96,417
            Accrued compensation and benefits       62,885         46,115
            Income taxes payable and deferred        4,674          7,123
            Other accrued expenses                  28,827         18,632
                                                 ---------      ---------
                    TOTAL CURRENT LIABILITIES      181,540        170,280

          Long-term debt, less current portion     131,807        133,097
          Pensions                                 126,418        135,758
          Postretirement benefit liability         263,488        267,136
          Other                                     27,058         26,721
                                                 ---------      ---------
                    TOTAL LIABILITIES              730,311        732,992

                   ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                              (in thousands of dollars)

                                        -Continued-

                                                    July 2,       January 1,
                                                     1995           1995
                                                   ---------      ----------
          SHAREHOLDERS' EQUITY:
            Preferred stock, par value $1:
              authorized--50,000,000 shares;
              issued--none
            Common stock, par value $ .10:
              authorized--250,000,000 shares;
              issued--72,878,242 shares               7,288            7,288
            Additional capital                      271,277          270,571
            Retained earnings                       182,772          136,027
            Equity adjustment related to
              minimum liability for pension plans   (20,682)         (20,682)
            Common stock in treasury at cost--
             3,562,701 and 2,227,671 shares         (59,394)         (31,498)
                                                  ---------        ---------
                    TOTAL SHAREHOLDERS' EQUITY      381,261          361,706
                                                  ---------        ---------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                 $1,111,572       $1,094,698
                                                  =========        =========

          See notes to condensed consolidated financial statements

                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                              (in thousands of dollars)


                                                       Fiscal        Fiscal
                                                     Six Months    Six Months
                                                       Ended         Ended
                                                    July 2,1995   July 3,1994(1)
                                                    -----------   -----------

          CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income                                  $ 63,324    $(11,061)
            Adjustment to reconcile net income
             to cash flow from operating activities:
               Depreciation and amortization             19,496      18,936
               Net reinvested earnings of assets
                held for sale                            (5,130)          -
               Limited partnership loss                       -       2,590
               Deferred taxes                             3,015        (790)
             Change in operating assets and liabilities:
               Long-term retirement liabilities         (12,988)     (9,899)
               Trade receivables                        (15,181)     43,616
               Inventories                               45,076      46,684
               Trade payables                           (13,268)    (39,889)
               Net change in other current assets
                and current liabilities                  20,275     (10,650)
               Other changes                              3,163      (5,238)
                                                        -------     -------
                 CASH FROM OPERATING ACTIVITIES         107,782      34,299

          CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of properties, plants
              and equipment--net                        (10,227)    (24,156)
            Sales of short-term investments                   -      16,089
            Long-term investments                           346           -
            Increase in notes receivable                    (12)       (401)
                                                        -------     -------
                CASH USED BY INVESTING ACTIVITIES        (9,893)     (8,468)

          CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments on senior secured debt
             assumed in the 1993 acquisition                 -      (25,000)
            Payments on long-term debt and
             capital leases                              (1,278)     (2,269)
            Dividends paid                               (8,480)    (16,996)
            Purchases of treasury stock                 (30,023)     (7,539)
            Employee stock option plans                     262         118
                                                        -------     -------
                CASH USED BY FINANCING ACTIVITIES       (39,519)    (51,686)

                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                              (in thousands of dollars)

                                     -Continued-

                                                      Fiscal        Fiscal
                                                   Six Months     Six Months
                                                      Ended         Ended
                                                  July 2,1995    July 3,1994(1)
                                                 ------------   ------------
          INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                            58,370       (25,855)
          Balance of cash and cash equivalents at
            beginning of period                        11,185        48,107
                                                       ------        ------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD  $69,555       $22,252
                                                       ======        ======


          (1)Reclassified to conform to 1995 presentation

          See notes to condensed consolidated financial statements

                     ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

          NOTE 1--FINANCIAL STATEMENTS

          This financial information should be read in conjunction with the financial statements and notes thereto for the fiscal year ended January 1, 1995. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and six months ended
          July 2, 1995 are not necessarily indicative of results of operations that may be expected for the fiscal year ending December 31, 1995.

          Net income per common share was computed based on the weighted average number of shares of common stock outstanding during the periods: 69,959,030 and 70,263,501 shares for the fiscal quarter and six months, respectively, ended July 2, 1995 and 70,792,035 and 70,865,486 shares for the fiscal quarter and six months, respectively, ended July 3, 1994.

          The Company's fiscal year and fiscal quarters end on the Sunday closest to the last day of the calendar month.

          NOTE 2--INVENTORIES

          Inventories consisted of the following:
                                                  July 2,       January 1,
                                                    1995           1995
                                                  --------       ---------
                                                 (in thousands of dollars)

          Raw materials                           $ 35,944        $ 52,332
          Work-in-process and finished products    213,844         213,282
          Supplies                                  16,610          16,048
                                                   -------         -------
          Total inventories at current cost        266,398         281,662

          Less allowances to reduce current
           cost values to LIFO basis                79,095          49,283
                                                   -------         -------
                                                  $187,303        $232,379
                                                   =======         =======
          Substantially all of the Company's inventories are determined by the LIFO method.

          NOTE 3--LITIGATION

          A jury found in favor of the Company in a case brought by Allegheny International, Inc. (AI) to recover a $5.5 million refund plus interest. The refund was received by the Company in 1989 with respect to a federal income tax overpayment. The case, which was brought in the United States District Court for the Western District of Pennsylvania, arose out of the 1980 management-led buyout of the Company from AI and was pursued by Sunbeam Corporation, the successor to AI following AI's bankruptcy reorganization. Immediately prior to the commencement of the trial, Sunbeam withdrew with prejudice its related claims for reimbursement of various alleged insurance coverage costs in the amount of $.5 million plus interest. Sunbeam has indicated that it may contest the jury verdict. The Company intends to vigorously defend the favorable verdict.

          On June 28, 1995, the U.S. Department of Justice commenced an action against the Company in the United States District Court for the Western District of Pennsylvania, asserting, in 64 claims, multiple violations of the federal Clean Water Act occurring at various times since 1987. The complaint seeks injunctive relief and assessment of penalties of up to $25,000 per day of violation. While it is too early to predict the outcome of the case, the Company believes that any costs or penalties should not be material to the financial condition of the Company or its results of operations.

          Item 2.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This discussion should be read in conjunction with the information in the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.

               The 1994 periods include the effects of a 10-week labor strike that began April 1, 1994.

          RESULTS OF OPERATIONS
               Net sales by product line were as follows:
                                  Fiscal Quarter           Fiscal Six Months
                                        Ended                   Ended
                                 ----------------------  -------------------
                                  July 2,    July 3,     July 2,   July 3,
                                    1995       1994        1995      1994
                                  -------    -------     --------  --------
                                       (millions)             (millions)
          Stainless steel         $324.6     $136.2     $646.6     $382.2
          Silicon electrical steel  32.8       18.0       68.5       60.9
          Other specialty alloys    33.1       18.0       70.7       43.0
                                   -----      -----      -----      -----
          Total net sales         $390.5     $172.2     $785.8     $486.1
                                   =====      =====      =====      =====

               Net sales in the 1995 periods far exceeded the 1994 periods due to the labor strike in 1994. Shipments were 145,176 tons and 310,559 tons in the 1995 second quarter and six months, respectively, compared to 72,115 tons and 217,176 tons in the 1994 periods.

               Market demand for stainless steel and other specialty alloy products was strong in the 1995 first half. Historically, orders and shipments tend to be lower in the second half of the year. Effective July 2, 1995, the Company has implemented a price increase of approximately 5% on plate products which are sold into capital goods markets where market demand remains strong. Selling price surcharges based on nickel, molybdenum and chromium costs are expected to continue into the third quarter of 1995.

               Stainless steel sales increases in the 1995 periods also reflect price increases, selling price surcharges implemented in 1995 to cover rising raw material costs and improved product mix. The Company anticipates that the reduction in its shipments of lower priced commodity stainless steel for exhaust systems will continue in the second half of 1995.

               Silicon electrical steel sales in the 1995 periods also benefited from higher prices for most products. Silicon sales in 1995 have not returned to pre-strike levels.

               Other specialty alloy sales in the 1995 periods also reflect increased shipments of high alloy plate and tool steel products, price increases and selling price surcharges.

               Cost of products sold as a percentage of net sales in the 1995 periods was significantly below the strike-affected 1994 periods. The 1994 periods were affected by reduced sales, continuing fixed costs, the expense for the hourly signing bonus resulting from the new contract and a related bonus for salaried employees. While prices for certain raw materials have recently declined from the high levels reached in the first half of 1995, selling price surcharges based on nickel, molybdenum and chromium costs are expected to continue into the third quarter of 1995.

               Research, development and technology costs increased in the second quarter and first six months of 1995 compared to the 1994 periods. In the 1994 periods these costs were reduced as a result of the labor strike. The 1995 periods also reflect higher expense for incentive compensation plans related to Company financial results and higher common stock values.

               Commercial and administrative expenses increased in the 1995 periods compared to the 1994 periods primarily due to increased expense for compensation plans related to Company financial results and higher common stock values.

               Earnings from assets held for sale are attributable primarily to two non-specialty steel companies that were acquired in 1993.
          As previously reported, the results of these businesses have been included as a separate line item in the results of the Company's operations since the beginning of the 1995 fiscal year. The results of these businesses continue to reflect the Company's successful efforts to improve the productivity and reduce the costs of these businesses as well as strong market conditions. See "FINANCIAL CONDITION AND LIQUIDITY."

               The effective tax rates of 40.7% and 40.9% in the 1995 second quarter and first six months, respectively, compare to effective tax rates for 42.2% and 41.5% in the 1994 periods. The primary cause of the decrease is a reduction in Pennsylvania's effective tax rates in 1995.

          FINANCIAL CONDITION AND LIQUIDITY

               Working capital increased to $247.4 million at the end of the first half of 1995 compared to $225.4 million at the end 1994. The current ratio increased to 2.4 from 2.3 in the same periods. The increase in working capital is primarily reflected in higher balances of cash and cash equivalents which increased from $11.2 million to $69.6 million and somewhat higher trade receivables as well as lower balances in accounts payable and taxes, which were partially offset by lower inventories and increased liabilities for compensation and benefits.

               In the first six months of 1995, cash on hand of $11.2 million at the beginning of the year and cash from operations of $108.6 million was used to repurchase $30.0 million in common stock, invest $10.2 million in capital equipment, pay dividends of $8.5 million and pay down $1.3 million in debt. These transactions resulted in a cash position of $69.6 million at the end of the first half of 1995.

               On June 30, 1995, the Company entered into a new Credit Agreement with a group of banks which replaced the Company's 1990 credit agreement. The new Credit Agreement provides for borrowings of up to $100 million on a revolving credit basis and extends total maturities to three years. The Company believes that the new Credit Agreement provides more favorable prices and more flexible covenants and conditions than the 1990 agreement.

               Investment bankers have been retained to handle the sale of the two non-specialty steel companies that are held for sale. The Company anticipates that these companies will be sold by the end of the 1995 fiscal year. See "RESULTS OF OPERATIONS."

               The Company continues to estimate that capital expenditures for 1995 will be approximately $30 million.

               The Company anticipates that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs.

          OTHER MATTERS

               For a discussion of certain litigation filed by the Department of Justice against the Company, see NOTE 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited), PART I.,
          Item 1 of this filing which is incorporated herein by reference.

          PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings

          The information concerning certain litigation filed by the Department of Justice against the Company set forth in NOTE 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited), PART I., Item 1 of this filing is incorporated herein by reference.

          Item 4.  Submission of Matters to a Vote of Security Holders

               The Company's 1995 annual meeting of shareholders was held on May 19, 1995. At that meeting the four nominees for director named in the proxy statement for the meeting were elected, having received the following number of votes:

          Name                       No. of Votes For   No. of Votes Withheld
          ----                       ----------------   ---------------------

          Paul S. Brentlinger           60,847,413              300,958
          Thomas Marshall               60,847,361              301,010
          James L. Murdy                60,850,205              298,166
          Charles J. Queenan, Jr.       60,485,800              662,571

               In addition, the shareholders voted on and approved the ratification of the selection of Ernst & Young LLP as independent auditors of the Company and its subsidiaries for the 1995 fiscal year. The number of votes cast for approval was 60,990,239 and against was 58,775 and there were no broker non-votes in connection with the ratification of the selection of Ernst & Young LLP.

          Item 6. Exhibits

               (a)  Exhibits

                     (4)  Credit Agreement Dated as of June 30, 1995

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


          August 15, 1995

                                   EXHIBIT INDEX

          Exhibit
          Number
          -------
             4           Credit Agreement dated as of June 30, 1995

            11           Computation of Per Share Earnings

            27           Financial Data Schedule