Form 10-Q
period 1995-10-01
ALLEGHENY LUDLUM CORP ET AL
filed 1995-11-14
CIK 811929

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 1, 1995

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

         412-394-2800
         ------------
         (Registrant's telephone number, including area code)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                    ---     ---

         Number of shares  of Common Stock outstanding as  of November 10,
         1995                                    67,470,109

                           ALLEGHENY LUDLUM CORPORATION
                                  SEC FORM 10-Q
                       FISCAL QUARTER ENDED OCTOBER 1, 1995

                                       INDEX

                                                                Page No.
         PART I. - FINANCIAL INFORMATION

              Item 1.  Financial Statements

                   Condensed Consolidated Statement of Income        3

                   Condensed Consolidated Balance Sheets             5

                   Condensed Consolidated Statement of Cash Flows    7

                   Notes to Condensed Consolidated Financial
                    Statements                                       9

              Item 2.  Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                  11

         PART II. - OTHER  INFORMATION

              Item 1. Legal Proceedings                             13

              Item 5. Other Information                             13

              Item 6. Exhibits and Report on Form 8-K               14

              Signatures                                            15

                      PART I - FINANCIAL INFORMATION
                      ITEM 1 -- FINANCIAL STATEMENTS
              ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)
            (In thousands of dollars except per share amounts)


                             Fiscal        Fiscal       Fiscal       Fiscal
                             Quarter       Quarter      Nine Mos.    Nine Mos.
                             Ended         Ended        Ended        Ended
                             October 1,    October 2,   October 1,   October 2,
                               1995          1994         1995         1994
                             ----------    ----------   ----------   ----------

    NET SALES                $373,631      $262,255     $1,159,431   $748,374

    Costs and expenses:
      Cost of products sold   288,985       211,720        904,033    648,720
      Research, development
        and technology         11,501         8,847         34,785     28,052
      Commercial and
        administrative         14,169        11,190         42,525     35,836
      Depreciation and
        amortization           10,515         9,585         30,011     28,521
                              -------       -------      ---------    -------
                              325,170       241,342      1,011,354    741,129
                              -------       -------      ---------    -------
    INCOME FROM STEEL
    OPERATIONS                 48,461        20,913        148,077      7,245

    Operating income from
     assets held for sale       2,465             -          9,733          -

    Other income (expense):
      Interest expense - net     (257)       (1,774)        (1,133)    (4,308)
      Loss from limited
        partnership                 -             -              -     (2,590)
      Other -- net                (31)          383          1,122        252
                              -------       -------       --------     -------
                                2,177        (1,391)         9,722     (6,646)
                              -------       -------       --------     -------
    Income before
     income taxes              50,638        19,522        157,799        599

    Income taxes               20,519         9,194         64,356      1,332
                              -------       -------       --------     -------

    NET INCOME (LOSS)        $ 30,119      $ 10,328      $  93,443    $  (733)
                              =======       =======      =========     =======

                      PART I - FINANCIAL INFORMATION
                      ITEM 1 -- FINANCIAL STATEMENTS
              ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)
            (In thousands of dollars except per share amounts)

                                    -Continued-

                             Fiscal         Fiscal       Fiscal      Fiscal
                             Quarter        Quarter      Nine Mos.   Nine Mos.
                             Ended          Ended        Ended       Ended
                             October 1,     October 2,   October 1,  October 2,
                               1995           1994         1995        1994
                             ----------     ----------   ----------  ----------

    Per common share:
        Primary                    $.44           $.14        $1.34      $(.01)
                             ==========     ==========   ==========  ==========

        Fully diluted              $.42           N.D.        $1.28        N.D.
                             ==========     ==========   ==========  ==========

    Dividends declared
      per common share             $.12           $.12         $.36        $.36
                             ==========     ==========   ==========   =========
    N.D. Non-Dilutive

    See notes to condensed consolidated financial statements

                  ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (in thousands of dollars)

                                                October 1,       January 1,
                                                   1995             1995
                                                ----------       ----------
         ASSETS

         CURRENT ASSETS:
           Cash and cash equivalents           $   59,412       $    11,185
           Trade receivables--net                 166,310           141,042
           Inventories  (Note 2)                  192,916           232,379
           Prepaid expenses and other current
             assets                                13,623            11,035
                                                ---------         ---------
                   TOTAL CURRENT ASSETS           432,261           395,641

         Properties, plants and equipment--net    451,022           464,977
         Cost in excess of net assets
          acquired                                131,288           133,862
         Deferred income taxes                     44,622            49,027
         Assets held for sale                      44,217            37,738
         Other assets                              12,716            13,453
                                                ---------         ---------
                   TOTAL ASSETS                $1,116,126        $1,094,698
                                                =========         =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES:
           Current portion of long-term debt   $    1,973        $    1,993
           Accounts payable                        80,945            96,417
           Accrued compensation and benefits       72,777            46,115
           Income taxes payable and deferred        6,715             7,123
           Other accrued expenses                  26,717            18,632
                                                ---------         ---------
                   TOTAL CURRENT LIABILITIES      189,127           170,280

         Long-term debt, less current portion     131,598           133,097
         Pensions                                 117,054           135,758
         Postretirement benefit liability         264,523           267,136
         Other                                     29,686            26,721
                                                ---------         ---------

                   TOTAL LIABILITIES              731,988           732,992

                  ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (in thousands of dollars)

                                       -Continued-

                                                  October 1,      January 1,
                                                    1995             1995
                                                 ----------      ----------
         SHAREHOLDERS' EQUITY:
           Preferred stock, par value $1:
             authorized--50,000,000 shares;
             issued--none
           Common stock, par value $ .10:
             authorized--250,000,000 shares;
             issued--72,878,242 shares                7,288          7,288
           Additional capital                       271,430        270,571
           Retained earnings                        204,484        136,027
           Equity adjustment related to
             minimum liability for pension plans    (20,682)       (20,682)
           Common stock in treasury at cost--
            4,440,670 and 2,227,671 shares          (78,382)       (31,498)
                                                  ---------      ---------

                   TOTAL SHAREHOLDERS' EQUITY       384,138        361,706
                                                  ---------      ---------
         TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                                  $1,116,126     $1,094,698
                                                  =========      =========

         See notes to condensed consolidated financial statements

              ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)
                        (in thousands of dollars)

                                                 Fiscal          Fiscal
                                                 Nine Months     Nine Months
                                                 Ended           Ended
                                                 October 1,      October 2,
                                                    1995            1994
                                                 -----------     -----------
         CASH FLOWS FROM OPERATING ACTIVITIES:
          Net Income (Loss)                         $ 93,443      $   (733)
           Adjustment to reconcile net income
            to cash flow from operating activities:
              Depreciation and amortization           30,011        28,521
              Net reinvested earnings of assets
               held for sale                          (6,479)            -
              Limited partnership loss                     -         2,590
              Deferred taxes                           1,196         1,353
            Change in operating assets
             and liabilities:
              Long-term retirement liabilities       (21,317)       (8,958)
              Trade receivables                      (25,268)      (11,503)
              Inventories                             39,463        31,062
              Trade payables                         (15,472)      (13,516)
              Net change in other current assets
               and current liabilities                33,120       (13,302)
              Other changes                            6,839        (2,921)
                                                     -------       -------
                CASH FROM OPERATING ACTIVITIES       135,536        12,593

         CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of properties, plants
             and equipment--net                      (19,457)      (37,649)
           Sales of short-term investments                 -        50,466
           Long-term investments                         346             -
           Increase in notes receivable                  (25)         (353)
                                                      -------      -------
               CASH (USED BY) FROM
                 INVESTING ACTIVITIES                (19,136)       12,464

         CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on senior secured debt
            assumed in the 1993 acquisition                -       (25,000)
          Payments on long-term debt and
            capital leases                            (1,519)       (6,464)
          Dividends paid                             (16,891)      (25,494)
          Purchases of treasury stock                (50,458)       (7,539)
          Employee stock plans                           695           922
                                                     -------       -------
               CASH USED BY FINANCING ACTIVITIES     (68,173)      (63,575)

              ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)
                        (in thousands of dollars)

                                    -Continued-

                                                 Fiscal            Fiscal
                                                 Nine Months       Nine Months
                                                 Ended             Ended
                                                 October 1,        October 2,
                                                   1995              1994
                                                -----------       -----------
    INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                          48,227          (38,518)
    Balance of cash and cash equivalents
     at beginning of period                        11,185           48,107
                                                  -------          -------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 59,412         $  9,589
                                                  =======          =======

    See notes to condensed consolidated financial statements

               ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

    NOTE 1--FINANCIAL STATEMENTS

    This financial information should be read in conjunction with the financial statements and notes thereto for the fiscal year ended January 1, 1995.
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and nine months ended October 1, 1995 are not necessarily indicative of results of operations that may be expected for the fiscal year ending December 31, 1995.

    Net income per common share was computed based on the weighted average number of shares of common stock outstanding during the periods: 68,963,949 and 69,830,601 shares for the fiscal quarter and nine months, respectively, ended October 1, 1995 and 70,787,897 and 70,839,623 shares for the fiscal quarter and nine months, respectively, ended October 2, 1994.

    The Company's fiscal year and fiscal quarters end on the Sunday closest to the last day of the calendar month.

    NOTE 2--INVENTORIES

    Inventories consisted of the following:

                                             October 1,    January 1,
                                               1995           1995
                                            -----------    ---------
                                           (in thousands of dollars)

    Raw materials                            $ 40,468       $ 52,332
    Work-in-process and finished products     221,786        213,282
    Supplies                                   16,612         16,048
                                              -------        -------
    Total inventories at current cost         278,866        281,662
    Less allowances to reduce current
     cost values to LIFO basis                 85,950         49,283
                                              -------        -------
                                             $192,916       $232,379
                                              =======        =======

    Substantially all of the Company's inventories are determined by the LIFO method.

    NOTE 3--LITIGATION

    In August 1995, a jury verdict in favor of the Company was entered in a case brought by Allegheny International, Inc. (AI) to recover a $5.5 million refund plus interest. The refund was received by the Company in 1989 with respect to a federal income tax overpayment. The case, which was brought in the United States District Court for the Western District of Pennsylvania, arose out of the 1980 management-led buyout of the Company from AI and was pursued by Sunbeam Corporation, the successor to AI following AI's bankruptcy reorganization. Sunbeam has appealed the jury verdict. The Company intends to vigorously defend the favorable decision.

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

         The 1994 fiscal nine months and, to a lesser extent, the 1994 third quarter include the effects of a 10-week labor strike that began April 1, 1994.

    RESULTS OF OPERATIONS
        Net sales by product line were as follows:
                              Fiscal Quarter        Fiscal Nine Months
                                   Ended                   Ended
                           ----------------------  ---------------------
                           October 1,  October 2,  October 1,  October 2,
                              1995        1994        1995        1994
                            ---------  ---------   ----------  ---------
                                 (millions)             (millions)
    Stainless steel         $314.7      $199.7     $  961.3     $581.9
    Silicon electrical steel  33.7        34.9        102.1       95.8
    Other specialty alloy     25.2        27.7         96.0       70.7
                             -----       -----      -------      -----
    Total net sales         $373.6      $262.3     $1,159.4     $748.4
                             =====       =====      =======      =====

         Net sales and shipments in the 1995 periods were considerably higher than the 1994 periods primarily due to strong market demand, higher prices and selling price surcharges in 1995. In addition, net sales and shipments in the first nine months of 1994 and, to a lesser extent, in the third quarter of 1994, were adversely affected by the labor strike. Shipments were 133,596 tons and 444,155 tons in the 1995 third quarter and nine months, respectively, compared to 117,412 tons and 334,588 tons in the 1994 periods.

         Stainless steel market demand was at relatively high levels in the 1995 third quarter. Both 1995 periods benefited from price increases, selling price surcharges and improved product mix, especially reduced shipments of lower-priced commodity stainless steel for exhaust systems. Selling price surcharges based on nickel, molybdenum and chromium costs are expected to continue, at lesser rates, into the 1995 fourth quarter.

         Silicon electrical steel sales in the 1995 periods benefited from higher prices for most products. The sales decrease in the 1995 third quarter compared to the 1994 third quarter resulted from lower demand for certain domestic products and lower shipments of exported products. Although silicon electrical steel sales in the 1995 nine months are higher than the 1994 nine months, they did not return to pre-strike levels.

         Other specialty alloy sales decreased in the 1995 third quarter compared to the 1994 third quarter as a result of lower shipments, especially of tool steels, which were only partially offset by higher selling prices and higher shipments of some plate products.

         Cost of products sold as a percentage of net sales were 3.4 and 8.7 percentage points more favorable in the 1995 third quarter and nine months, respectively, as compared to the 1994 periods. The improvements in the 1995 periods reflect higher sales levels and continued efforts to contain costs. Also, the 1994 nine-month period was adversely affected by the strike which resulted in lower sales without a corresponding reduction in fixed costs and the further negative cost effect of the hourly signing bonus under the new labor agreement and the related bonus for salaried employees.

         Research, development and technology costs increased in the third quarter and first nine months of 1995 compared to the 1994 periods primarily due to higher expense for profit-related compensation plans and higher technical support of manufacturing processes due to increased production levels.

         Commercial and administrative costs increased in the 1995 periods compared to the 1994 periods primarily due to higher expense for profit-related compensation plans, which was partially offset by lower expense for the Washington Plant due to realized synergies.

         Earnings from assets held for sale are attributable primarily to two non-specialty steel companies which were acquired in 1993. The results of these businesses continue to reflect the Company's successful efforts to improve the productivity and reduce the costs of these businesses as well as favorable market conditions. See "FINANCIAL CONDITION AND LIQUIDITY."

         The effective tax rate of 40.5% in the 1995 third quarter compares favorably with the effective tax rate of 47.1% in the 1994 period. The lower 1995 rate reflects a reduction in Pennsylvania's effective tax rate. Also, the 1994 rate temporarily increased as a result of low earnings caused by the continued effect of the strike coupled with the fixed amortization of cost in excess of net assets acquired which is not tax deductible. The effective tax rate in the 1995 nine months was 40.8% compared to the 1994 period in which taxes exceeded income before income taxes as a result of the strike.

    FINANCIAL CONDITION AND LIQUIDITY

         Working capital increased to $243.1 million at the end of the third quarter of 1995 compared to $225.4 million at the end of 1994. The current ratio remains at 2.3 for both periods. The increase in working capital is primarily reflected in higher trade receivables, due to higher sales, as well as lower balances in accounts payable and taxes. These changes were partially offset by lower inventories and increased liabilities for compensation and benefits.

         Cash and cash equivalents at the end of the 1995 nine months had grown to $59.4 million from a beginning balance of $11.2 million. This net increase resulted from cash generated from operations which was partially used to repurchase $50.5 million in common stock, invest $19.5 million in capital equipment, pay of dividends of $16.9 million and pay down $1.5 million in debt during the period.

         The Company continues to anticipate that the two non-specialty steel companies that are held for sale will be sold by the end of the 1995 fiscal year.

         The Company continues to estimate that capital expenditures for 1995 will be approximately $30 million.

         On November 9, 1995, the Company's Board of Directors increased the regular quarterly cash dividend from $.12 to $.13 per share of common stock and expanded the Company's share repurchase program from 8 million shares to a new total authorization of 12 million shares. Through November 10, 1995, the Company has repurchased approximately 6.3 million shares.

         The Company anticipates that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs.


    PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings

    The information concerning certain litigation filed by the Department of Justice against the Company set forth in NOTE 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited), PART I., Item 1. of this filing is incorporated therein by reference.

    Item 5. Other Information

    During the 1995 third quarter, Anne Pol was appointed to the Board of Directors. Mrs. Pol is President of the Shipping and Weighing Systems Division of Pitney Bowes Inc.

    Item 6. Exhibits and Report on Form 8-K

         (a)  Exhibits

              (11)  Computation of Per Share Earnings

              (27)  Financial Data Schedule

         (b)  Report on Form 8-K

              None

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


    November 14, 1995

                             EXHIBIT INDEX

    Exhibit
    Number
    _______

      11           Computation of Per Share Earnings

      27           Financial Data Schedule