Form 10-K405
period 1995-12-31
ALLEGHENY LUDLUM CORP ET AL
filed 1996-05-13
CIK 811929

                                                                            1995

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [fee required] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [no fee required] FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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


===============================================================================
TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------------------------------------------------------------------
Common Stock, Par Value $0.10 Per share            New York Stock Exchange, Inc.
===============================================================================

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.      YES   X      NO
                                                   -----       -----
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 6, 1996: $816,099,094. The amount shown is based on the closing price of the registrant's common stock on the New York Stock Exchange on that date. Shares of common stock known by the registrant to be beneficially owned by executive officers or directors of the registrant are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

     NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 6, 1996: 66,241,891

     DOCUMENTS INCORPORATED BY REFERENCE:
     Selected portions of the 1995 Annual Report--Part I, Part II and Part IV of this Report.
     Selected portions of the 1996 Proxy Statement--Part III of this Report.

================================================================================

                                     INDEX

PART I
     THE COMPANY............................................................................................          3
     Item 1.    BUSINESS....................................................................................          3
     Item 2.    PROPERTIES..................................................................................          8
     Item 3.    LEGAL PROCEEDINGS...........................................................................         10
     Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................         10

PART II
     Item 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS........................         11
     Item 6.    SELECTED FINANCIAL DATA.....................................................................         11
     Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................         11
     Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................         11
     Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE....................................................         11

PART III
     Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................         11
     Item 11.   EXECUTIVE COMPENSATION......................................................................         11
     Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.....................................................................         11
     Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................         11

PART IV
     Item 14.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULE...................................................         12
SIGNATURES..................................................................................................         13


This is a refiling of the Form 10-K405 which was originally filed on March 20, 1996 at accession number 0000950132-96-000151.

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

     While other materials such as carbon steel, titanium, composites, ceramics, aluminum and plastic compete in various applications with stainless steel, the largest part of the specialty steel industry, the Company believes that the domestic market for stainless steel has been growing over the past twenty years as a result of the less rapid growth in the price of stainless steel relative to competitive products and the increasing demand for higher quality products with greater durability. The Company believes that when total life cycle costs are fully evaluated, stainless steel is often the least expensive quality alternative.

ACQUISITION

     On November 10, 1993, the Company completed its acquisition of Athlone Industries, Inc., a Delaware corporation ("Athlone"), by means of the merger of a wholly owned subsidiary of the Company into Athlone. Athlone, through its Jessop Steel Company ("Jessop" or "Jessop Steel") operations, was primarily a manufacturer of specialty metals, primarily tool steel and stainless steel and nickel alloy plate mill plate. See Note 11 of the Notes to the Consolidated Financial Statements of the Company on page 34 of the 1995 Annual Report to Shareholders which is incorporated herein by reference.

JOINT VENTURE

     In February, 1996, the Company announced that it had established a joint venture company in the People's Republic of China with Shanghai No. 10 Iron and Steel Works, for the production and sale of precision rolled stainless steel strip. The Company, which owns 60% of the joint venture company, will provide technology, engineering, technical and management services. The joint venture will be known as Shanghai STAL Precision Stainless Steel Limited Company. The new plant will be located in Shanghai to produce and sell up to 15,000 metric tonnes of the Company's Precision Rolled Strip/TM/ products. It is expected to be operational in late 1997.

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

     The following table sets forth certain information concerning sales of the Company's principal product lines for the past five fiscal years.

                                                            1995      1994      1993      1992      1991
                                                            ----      ----      ----      ----      ----
                                                                              (IN MILLIONS)
Stainless Steel.........................................  $1,223.6  $  834.0  $  892.3  $  831.4  $  771.2
Silicon Electrical Steel................................     147.2     141.5     156.0     161.1     172.2
Other Specialty Alloys..................................     123.5     101.4      51.9      43.5      61.2
                                                          --------  --------  --------  --------  --------
     Total Sales........................................  $1,494.3  $1,076.9  $1,100.2  $1,036.0  $1,004.6
                                                          ========  ========  ========  ========  ========

The table reflects the inclusion of the Company's Washington Plant (Jessop) since the date of its acquisition in November 1993. In April 1994, the United Steelworkers of America called a strike which lasted ten weeks.

     Additional information concerning the Company's sales and operating profit is set forth under the heading "Selected Financial Data" on page 37 of the Company's 1995 Annual Report to Shareholders which is incorporated herein by reference.

     The Company's products are sold primarily to distributors and to other customers within the United States who further process such materials into end products for resale to others. The Company's backlog of firm orders at the end of 1995 was $234.0 million (nearly all of which are expected to be filled within the year), as compared to $301.0 million at the end of 1994.

STAINLESS STEEL

     Stainless steel products have represented the largest share of the Company's total sales. In 1995 stainless steel represented approximately 82% of total sales.

     Stainless steel sheet (24" and wider) accounts for the largest portion of the Company's sales. It is used in a wide variety of consumer and industrial applications that require easy cleaning and fabricability and corrosion resistance. Approximately 75% of the Company's stainless steel sheet is sold to service centers which have slitting, cutting and other processing facilities.

     Stainless steel strip (less than 24" wide) is used in a variety of consumer products and a wide range of automotive components. The Company's products include its very thin Precision Rolled Strip/TM/ products which range in thickness from 0.0015" up to 0.015". Approximately 75% of the Company's stainless steel strip is sold directly to end-use customers, with the remainder sold to service centers, including the Company's own distributor outlet for stainless steel strip, ALstrip, Inc. ALstrip, Inc. is a 90% owned subsidiary with locations in Skokie, Illinois; Exton, Pennsylvania; and Springfield, Tennessee.

     Stainless steel plate (at least .1875" thick and 10" wide) has a variety of applications, primarily in industrial equipment that requires cleanliness or corrosion-resistant capabilities such as pollution control scrubbers and

- ---------
/TM/Trademark of the Company.

other equipment, food processing equipment, pulp and paper equipment, chemical equipment and power generation equipment. The Company's plate products are sold in both coil and cut-to-length ("plate mill plate") form. Coil plate is sold to service center customers who further process the material by roller leveling and cutting to length before final use or sale. The Company's Washington, Pennsylvania Plant produces nearly all of the Company's plate mill plate. However, a small amount of extra-wide plate product is processed by outside converters. Approximately 95% of the Company's stainless steel plate is sold to service centers.

SILICON ELECTRICAL STEEL

     The Company's silicon electrical steel products, primarily grain oriented, are used generally in applications in which electrical conductivity and magnetic properties are important and are sold directly to end-use customers. Users of the Company's silicon electrical steel products include manufacturers of transformers and communications equipment.

OTHER SPECIALTY ALLOYS

     The Company also produces tool steel, high temperature alloys, electronic and thermostatic alloys, and other specialty alloys. These specialty alloys are used primarily in applications that require high strength, hardness, heat resistance and special magnetic, electronic or expansion characteristics. During 1994, other specialty alloy sales increased significantly due to the acquisition of the Washington Plant.

RAW MATERIALS

     The principal materials used by the Company in the production of its specialty steel are scrap (including nickel-, chromium- and molybdenum-bearing scrap), nickel and nickel alloys, ferrochromium, ferrosilicon, molybdenum and molybdenum alloys, manganese and manganese alloys and other alloying materials. Certain of these raw materials, such as ferrochromium and nickel, can be acquired by the Company and its specialty steel industry competitors, in large part, only from foreign sources. The Company purchases its nickel requirements principally from producers in Australia, the Dominican Republic, Canada, Norway, the Commonwealth of Independent States, Columbia, New Caledonia and South Africa. Ferrochromium is purchased primarily from producers in South Africa, Zimbabwe, Turkey and the Commonwealth of Independent States. Some of these foreign sources are located in countries that may be subject to unstable political and economic conditions which might disrupt supplies or affect the price of these materials. More than 80% of the world's reserves of ferrochromium are located in South Africa, Zimbabwe, Albania and Kazakhstan. The Company also uses large amounts of electricity, particularly in the melt shop in the Company's Brackenridge Works, and natural gas in the manufacture of its products; energy costs currently represent approximately 5% of the Company's revenue dollars.

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

     Expenditures for research, development and technology totaled $46.2 million in 1995, $36.5 million in 1994, and $41.9 million in 1993. Research and development expenses related to activities conducted at the Technical Center were $9.2 million, $8.2 million, and $9.2 million in 1995, 1994, and 1993, respectively. The Company believes that its investment in technology, research and development and technical services, as a percent of annual revenue, exceeds the level of investment by other companies in the steel industry.

     The Company owns approximately 170 United States patents, many of which are also filed under the patent laws of other nations, but does not consider its business to be materially dependent on any patent or patent rights.

COMPETITION AND IMPORTS OF SPECIALTY STEEL

     The Company is a leading producer of specialty steel. There are at least six domestic producers of stainless steel sheet, strip and plate. The Company's principal domestic competitors are J&L Specialty Steel, Inc.

("J&L"), whose principal stockholder is France's Ugine, S.A. ("Ugine"), a subsidiary of Usinor Sacilor SA, which is Europe's largest steelmaker and 80% of whose stock was owned by the French government prior to the reported privatization of that company in 1995; Armco Inc. ("Armco"); Lukens Inc. ("Lukens"), which owns Washington Steel Company; and North American Stainless, which is owned primarily by Acerinox, S.A. (a Spanish stainless steel producer), and which in 1993 began shipments from a new finishing facility in Kentucky. In 1995, Swedish-based Avesta Sheffield AB, one of Europe's largest producers of stainless steel, acquired the Eastern Stainless plate company from Armco, which has given Avesta Sheffield a stainless melting source for its plate operations in the United States. With respect to grain-oriented silicon electrical steel (used in electrical transformers), the Company believes that it and Armco Inc. are the only two U.S. producers. The Company believes that there are several other domestic producers of other specialty alloys in flat-rolled form.

     In the fourth quarter of 1993, Lukens' Washington Steel Group began to manufacture and sell stainless steel plate mill products; previously, Washington Steel produced stainless sheet, strip and coil plate products and Lukens produced stainless plate mill plate only on a conversion basis. In the past two years, J&L, Armco, Lukens, and North American Stainless have announced that they are increasing their capacity to produce stainless steel products. In 1995, Nucor Corp., a carbon steel minimill, entered the stainless steel market and produced stainless steel products used primarily in automotive exhaust systems.

     The Company faces active competition in the sale of all of its products from both domestic and foreign competitors. A number of foreign competitors are government owned and/or subsidized. The principal methods of competition in specialty steel are price, service, product quality and delivery.

     The level of stainless steel imports decreased in the 1995 fiscal year. Import penetration in 1995 for stainless steel sheet and strip decreased 14% and was 20% of the domestic market. Import penetration of stainless steel plate decreased 3% to 15% of the domestic market in 1995.

     Imports of silicon electrical steel increased to 23% in 1993, decreased to 20% in 1994 and increased to 21% of the domestic market in 1995. In August 1993, the Company and others filed trade cases charging that dumping and unfairly priced and subsidized silicon electrical steel imports are undermining the U.S. market. In October 1993, the International Trade Commission ruled that imports of grain-oriented silicon steel from Italy and Japan injure or threaten injury to domestic producers. Beginning in 1994, importers from these nations were required to post either cash or bonds of 85% and 31%, respectively, on the value of imported silicon electrical steel products. Silicon electrical steel also faces competition from amorphous metals, currently produced in the United States only by AlliedSignal Inc. In 1994, the Company filed a patent infringement suit against AlliedSignal in the United States District Court for the Western District of Pennsylvania. The suit asks for an injunction prohibiting AlliedSignal from making and selling amorphous electrical alloys in violation of a patent granted to the Company which covers certain alloy compositions which provide improved magnetic properties.

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

EXPORTS

     Revenues from export sales were $87 million, $73 million, and $79 million, in fiscal years 1995, 1994, and 1993, respectively. Political unrest and the economic environment in some important export markets and the volatility of foreign exchange rates make it difficult to predict whether export sales will continue at the levels reached in the last three years.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers of the Company as of March 6, 1996:

NAME                                                  AGE           TITLE AND YEAR ELECTED TO PRESENT POSITION
- ---                                                   ---           ------------------------------------------
Richard P. Simmons...............................     64      Chairman of the Board ........................... 1986
Robert P. Bozzone................................     62      Vice Chairman of the Board ...................... 1994
Arthur H. Aronson................................     60      President and Chief Executive Officer ........... 1994
James L. Murdy...................................     57      Senior Vice President-Finance and
                                                                Chief Financial Officer ....................... 1988
Robert W. Rutherford.............................     56      Senior Vice President-Commercial ................ 1994
Jack W. Shilling.................................     52      Senior Vice President-Technical ................. 1994
Harry R. Wagner..................................     51      Senior Vice President-Operations ................ 1994
Douglas A. Kittenbrink...........................     40      Vice President-Engineering and Information
                                                                Technology .................................... 1992
Bruce A. McGillivray.............................     62      Vice President-Human Resources .................. 1986
Carl R. Moulton..................................     48      Group Vice President ............................ 1993
Robert S. Park...................................     51      Vice President-Treasurer ........................ 1994
Richard R. Roeser................................     49      Vice President-Controller ....................... 1994
David G. Vietmeier...............................     51      Vice President-Purchasing ....................... 1988
Jon D. Walton....................................     53      Vice President-General Counsel
                                                                and Secretary ................................. 1990

     Prior to 1990, Mr. Simmons also served as Chief Executive Officer of the Company. Prior to 1994, Mr. Bozzone served as President and Chief Executive Officer and Mr. Aronson served as Executive Vice President and Chief Operating Officer of the Company. Messrs. Rutherford, Shilling and Wagner had been Vice President-Commercial, Vice President-Technical and Vice President-Production, respectively, prior to 1994. Mr. Kittenbrink was employed in various high level engineering management and professional positions for over 5 years with Inland Steel Industries, Inc. before joining the Company in 1992. Mr. Moulton was President of Jessop Steel Company until he joined the Company upon the Company's acquisition of Jessop in 1993. Messrs. Park and Roeser had been Treasurer and Controller, respectively, prior to 1994. Each of the other executive officers of the Company has held high level managerial or professional positions with the Company for more than the past five years.

EMPLOYEES

     As of January 1, 1996, the Company had approximately 6,000 employees of whom approximately 2,000 were salaried employees. The Company also has approximately 5,700 retirees.

     Approximately 400 employees at the Company's Washington Plant are covered by a labor contract with the United Steelworkers of America ("USWA") which is effective through September 30, 1999. Substantially all of the Company's other production and maintenance employees are covered by a four-year labor contract between the Company and the USWA which is effective through July 1, 1998.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     The Company (and the industry in which it competes) is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials, and is also subject to other federal and state laws and regulations regarding health and safety matters. Each of the Company's production facilities has permits and licenses allowing and regulating air emissions and water discharges. The Company believes that it is in substantial compliance with environmental laws and regulations. The Company estimates that its capital expenditures for fiscal year 1996 will include $9.3 million for additional or upgraded environmental control equipment and facilities.

     The Company, like most corporations in the steel and metals-producing industries, expects to spend additional funds to meet the lower levels of emissions mandated by the Clean Air Act Amendments of 1990 (the "CAA Amendments"). The Company continues to believe that it will be able to meet the new requirements while continuing its commitment to attractive new capital investments.

LIMITED PARTNERSHIP INVESTMENTS

     The Company, through wholly owned subsidiaries, made commitments to invest as a limited partner in two Code, Hennessy & Simmons limited partnership leveraged buyout funds and in the entities that serve as the general partners of the funds. Investors made commitments to invest approximately $82.5 million when the first fund was formed in 1989, including $25 million invested or to be invested by the Company's subsidiary. Investors made commitments to invest $155 million in the second fund, which was formed in December 1993, including $30 million to be invested by the Company. Both funds were formed to originate and lead investments in middle market companies that are undergoing an ownership transition. The funds' portfolios include companies that design, manufacture and distribute consumer and industrial products for a variety of end use applications.

     At the end of the first quarter of 1994, the Company voluntarily contributed its limited partnership interest in the first limited partnership fund to an irrevocable trust established for the purpose of partially funding the retiree medical benefit and insurance obligations the Company has to its employees represented by the United Steelworkers of America. Subsequently in 1994 and in 1995, the Company voluntarily contributed investments it had made as a limited partner in the second limited partnership fund, in the amount of $13.1 million, to the irrevocable trust. Returns from investments in this trust are being recorded in accordance with Statement of Financial Accounting Standards No. 106. The Company cannot predict the magnitude or timing of any future gains or losses related to the investments.

ITEM 2. PROPERTIES

     The name, location and area of each of the Company's principal manufacturing plants together with the principal products which they are equipped to produce as of December 31, 1995, are as follows:

                                        AREA IN
PLANT AND LOCATION                    SQUARE FEET                        PRINCIPAL PRODUCTS
- ------------------                    -----------                        ------------------
Brackenridge Works
  Brackenridge and Natrona,            2,443,000   Stainless steel and specialty metals strip, sheet and plate,
  Pennsylvania                                     silicon electrical steel strip and sheet, and other specialty steel strip and sheet.
West Leechburg Works                   1,415,000   Stainless steel and specialty metals strip and sheet, silicon
  West Leechburg and Bagdad,                       electrical steel strip and sheet, and other specialty steel
  Pennsylvania                                     strip and sheet.
Vandergrift Plant                        966,000   Stainless steel strip and sheet.
  Vandergrift, Pennsylvania
Washington Plant                         615,000   Stainless steel and tool steel plate products.
  Washington, Pennsylvania
Wallingford Plant                        591,000   Stainless steel and specialty metals strip and sheet and other
  Wallingford and                                  specialty steel strip and sheet.
  Waterbury, Connecticut

                                        AREA IN
PLANT AND LOCATION                    SQUARE FEET                        PRINCIPAL PRODUCTS
- ------------------                    -----------                        ------------------
Lockport Plant                           282,000   Stainless steel and other specialty metals products.
  Lockport, New York

New Castle Plant                         178,000   Stainless steel sheet.
  New Castle, Indiana

Claremore Plant                          135,000   Stainless steel welded tubular products.
  Claremore, Oklahoma

     The Brackenridge Plant utilizes four electric furnaces, an argon-oxygen decarburization (A.O.D.) unit, a continuous caster, annealing lines and rolling mills in its production. The Natrona Plant has three coreless induction furnaces, two basic oxygen furnace vessels and ingot casting facilities. The Lockport Plant has three electric arc furnaces, an AOD vessel, a vacuum induction melting furnace and electroslag as well as vacuum arc remelting facilities.

     The Vandergrift, Wallingford, West Leechburg, Bagdad and New Castle Plants have annealing, rolling and slitting facilities. The Claremore Plant utilizes electric welding facilities in producing tubular products.

     The Washington Plant has rolling, annealing and finishing facilities utilized in the production of plate products.

     The Company owns all of the foregoing plants, each of which, with the exception of the Wallingford and Washington Plants, is subject to mortgages or similar encumbrances securing borrowings under certain industrial development authority financings. See Note 4 of the Notes to the Consolidated Financial Statements on page 27 of the 1995 Annual Report.

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

     The Brackenridge primary melting and continuous slab casting facilities have operated at high levels for the past five years. The stainless steel finishing plants have operated at approximately 85% to 95% of capacity for the past five years. The Company has increased stainless steel finishing capacity through process and equipment improvements, computer-assisted scheduling plans, the installation of new equipment at the Vandergrift Plant and the upgrade and expansion of the Waterbury Plant in 1993 and 1994. The Company's plants that primarily produce silicon electrical steels have operated at approximately 50% to 90% of capacity since 1980 and are currently operating at a rate of approximately 70%.

     The Company conducts its primary research activities at its Technical Center in Natrona Heights, Pennsylvania. The facility contains state-of-the-art equipment for a variety of testing and analytical activities relating to the Company's products and processes. The Company owns this 139,000 sq. ft. facility.

     The Coatesville and Santa Fe Processing Centers, located near Philadelphia, Pennsylvania and Los Angeles, California, respectively, are warehouses used in additional processing and distribution of the Company's Jessop plate products. The Coatesville facility is owned while the Santa Fe facility is leased from a third party.

     The Company's subsidiary, ALstrip, Inc., operates stainless steel strip processing and distribution centers in Skokie, Illinois, Exton, Pennsylvania, and Springfield, Tennessee. ALstrip owns all its slitting and cutting equipment and the Skokie and Springfield facilities outright and leases its Exton facility from a third party.

     The Company's executive offices, located in Pittsburgh, Pennsylvania, and Western Regional Sales Office, located in Schaumburg, Illinois, are leased from third parties. The Eastern Regional Sales Office is located at the Wallingford Plant. These facilities are modern and sufficient for the Company to carry on its activities.

ITEM 3. LEGAL PROCEEDINGS

     As previously announced, in June 1995, the U.S. Department of Justice commenced an action against the Company in the United States District Court for the Western District of Pennsylvania, asserting, in 64 claims, multiple violations of the federal Clean Water Act occurring at various times since 1987. The complaint seeks injunctive relief and assessment of penalties of up to $25,000 per day of violation. While it is too early to predict the outcome of the case, the Company believes that any costs or penalties should not be material to the financial condition of the Company or its results of operation.

     The Company is involved in various other lawsuits from time to time arising in the ordinary course of business and otherwise. In management's opinion, the outcome of these matters will not have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

     Information required by this item is incorporated by reference from "Common Stock Data" on page 38 of the 1995 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item is incorporated by reference from "Selected Financial Data" on page 37 of the 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 to 22 of the 1995 Annual Report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this report, the information concerning the directors of the Company required by this item is incorporated by reference from "Nominees for Director" and "Continuing Directors" as set forth in the 1996 Proxy Statement filed by the registrant pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from "Compensation of Directors," "Executive Compensation," and "Cumulative Total Shareholder Return," as set forth in the 1996 Proxy Statement filed by the registrant pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from "Security Ownership" as set forth in the 1996 Proxy Statement filed by the registrant pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from "Certain Transactions" as set forth in the 1996 Proxy Statement filed by the registrant pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(A) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES:

     (1) FINANCIAL STATEMENTS

     The following consolidated financial statements included on pages 23 through 36 of the 1995 Annual Report are incorporated by reference:

          Consolidated Statement of Income--Years Ended
            December 31, 1995, January 1, 1995 and January 2, 1994 Consolidated Balance Sheets at December 31, 1995 and January 1, 1995 Consolidated Statement of Cash Flows--Years Ended
            December 31, 1995, January 1, 1995 and January 2, 1994
          Notes to Consolidated Financial Statements
          Report of Ernst & Young LLP, Independent Accountants

     The consent to incorporate the Auditors' Report is included herein on page 14.

     (2) FINANCIAL STATEMENT SCHEDULES

     The following Consolidated Statement Schedule for years ended December 31, 1995, January 1, 1995 and January 2, 1994 is included herein:

                                                                                                        PAGE NO.
                                                                                                        --------
       II.  Valuation and Qualifying Accounts.......................................................        15

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

(B) REPORTS ON FORM 8-K FILED IN THE FOURTH FISCAL QUARTER OF 1995:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLEGHENY LUDLUM CORPORATION


     March 20, 1996                                 /s/ A. H. ARONSON
                                          By....................................
                                                      A. H. Aronson
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and as of the 20th day of March, 1996.

       /s/ ARTHUR H. ARONSON                         /s/ C. FRED FETTEROLF
By..............................              By..............................
         Arthur H. Aronson                             C. Fred Fetterolf
   President and Chief Executive                            Director
       Officer and Director
                                                      /s/ THOMAS MARSHALL
         /s/ JAMES L. MURDY                   By..............................
By..............................                        Thomas Marshall
           James L. Murdy                                   Director
   Senior Vice President-Finance
    and Chief Financial Officer                     /s/ W. CRAIG MCCLELLAND
            and Director                      By..............................
                                                      W. Craig McClelland
       /s/ RICHARD R. ROESER                                Director
By..............................
         Richard R. Roeser                           /s/ RICHARD K. PITLER
     Vice President-Controller                By..............................
                                                       Richard K. Pitler
         /s/ ROBERT S. PARK                                 Director
By..............................
           Robert S. Park                                 /s/ ANNE POL
      Vice President-Treasurer                By..............................
                                                            Anne Pol
         RICHARD P. SIMMONS                                 Director
By..............................
         Richard P. Simmons                       /s/ CHARLES J. QUEENAN, JR.
       Chairman of the Board                  By..............................
            and Director                            Charles J. Queenan, Jr.
                                                            Director
       /s/ ROBERT P. BOZZONE
By..............................                       /s/ JAMES E. ROHR
         Robert P. Bozzone                    By..............................
     Vice Chairman of the Board                          James E. Rohr
            and Director                                    Director

      /s/ PAUL S. BRENTLINGER                        /s/ GEORGE W. TIPPINS
By..............................              By..............................
        Paul S. Brentlinger                            George W. Tippins
              Director                                      Director

                                                   /s/ STEVEN C. WHEELWRIGHT
                                              By..............................
                                                     Steven C. Wheelwright
                                                            Director

        CONSENT TO INCORPORATE AUDITORS' REPORT ON FINANCIAL STATEMENTS

     We consent to the incorporation by reference in this Form 10-K of Allegheny Ludlum Corporation of our report dated January 30, 1996, included in the 1995 Annual Report to Shareholders of Allegheny Ludlum Corporation.

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

                                                       ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
January 30, 1996

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                           (in thousands of dollars)

                                                                 ADDITIONS
                                     BALANCE AT   --------------------------------------                           BALANCE
                                      BEGINNING   CHARGED TO COSTS     CHARGED TO OTHER                            AT END
            DESCRIPTION               OF PERIOD     AND EXPENSES      ACCOUNTS--DESCRIBE    DEDUCTIONS--DESCRIBE  OF PERIOD
            -----------               ---------     ------------      ------------------    --------------------  ---------
YEAR ENDED
 DECEMBER 31, 1995:
  Allowance for doubtful
   accounts........................   $   3,715       $      95               --                 $      63(2)     $   3,873
                                      ==========      =========                                  =========        =========
YEAR ENDED
 JANUARY 1, 1995:
  Allowance for doubtful
   accounts........................   $   3,791       $     145                   --             $    (221)(2)    $   3,715
                                      ==========      =========                                  =========        =========
YEAR ENDED
 JANUARY 2, 1994:
  Allowance for doubtful
   accounts........................   $   3,235       $     696            $     300(1)          $    (440)(2)    $   3,791
                                      ==========      =========                                  =========        =========

- ---------
(1)  Balance acquired with the purchase of the Jessop Steel operations.

(2)  Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                            DESCRIPTION                                           REFERENCE
   ------                                            -----------                                           ---------
       3(a)    Restated and Amended Articles of Incorporation of the Company...........................       (a)

       3(b)    By-Laws, as amended.....................................................................       (b)

       4(a)    Indenture dated as of December 15, 1995, between Allegheny Ludlum Corporation and The
                 Chase Manhattan Bank (National Association), as Trustee (relating to $150,000,000
                 6.95% Debentures due December 15, 2025)...............................................       (c)

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

                   (xii)  Financing Agreement dated as of December 20, 1988 between Green River Steel
                          Corporation and the Commonwealth of Kentucky, acting through the State
                          Property and Buildings Commission and the Economic Development Cabinet
                          (relating to Green River Steel Corporation Plant).............................       (d)

     10(a)   Credit Agreement dated June 30, 1995.........................................................     (e)

     10(b)   Additional Compensation Plan (1)*............................................................     (f)

     10(c)   Key Man Salary Continuation Program (2)*.....................................................     (f)

     10(d)   Benefit Restoration Plan*....................................................................     (g)

   EXHIBIT
   NUMBER                                            DESCRIPTION                                           REFERENCE
   ------                                            -----------                                           ---------
      10(f)    1987 Stock Option Incentive Plan (as amended and restated)*.............................       (c)

      10(g)    Performance Share Plan (as amended and restated)*.......................................       (h)

      10(h)    Employment Agreement between the Company and A. H. Aronson*.............................       (i)

      10(i)    Fee Continuation Plan for Non-Employee Directors*.......................................       (j)

      10(j)    Director Share Incentive Plan*..........................................................       (k)

      10(k)    Stock Acquisition and Retention Plan*...................................................       (l)

      13       Pages 19 through 38 inclusive of the Annual Report for the year ended
                 December 31, 1995 (3).................................................................       (c)

      21       Subsidiaries of the Registrant..........................................................       (c)

      23       Consent of Ernst & Young LLP............................................................       (c)

      27       Financial Data Schedule.................................................................       (c)

- ---------

  (a) A copy of this document, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994, is hereby incorporated herein by reference.

  (b) A copy of this document, filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended January 1, 1995, is hereby incorporated herein by reference.

  (c)  Filed herewith.

  (d) Copies of these documents are not filed as an Exhibit to this Report pursuant to Item 601(b)(4)(iii). The Company will furnish such copies to the Commission upon request.

  (e) A copy of this document, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995, is hereby incorporated herein by reference.

  (f) Copies of these documents, filed as Exhibits to the Company's Registration Statement on Form S-1 Number 33-12940 as heretofore filed with the Securities and Exchange Commission, are incorporated herein by reference, the Additional Compensation Plan being filed as Exhibit 10(c) to such Registration Statement, and the Key Man Salary Continuation Plan being filed as Exhibit 10(e) to such Registration Statement.

  (g) A copy of this document, filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 30, 1990, is hereby incorporated herein by reference.

  (h) A copy of this document, filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994, is hereby incorporated herein by reference.

  (i) A copy of this document, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended January 2, 1994, is hereby incorporated herein by reference.

  (j) A copy of this document, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, is hereby incorporated herein by reference.

  (k) A copy of this document, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1993, is hereby incorporated herein by reference.

  (l) A copy of this document, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994, is hereby incorporated herein by reference.

  (1)  Presently known as the Performance Management System Plan.

  (2) Presently known as the Supplemental Pension Plan for certain key employees of the Company.

  (3) Except for those provisions specifically incorporated by reference in this report, the 1995 Annual Report shall not be deemed to be "filed" with the Securities and Exchange Commission.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.