Form 10-Q
period 1996-03-31
ALLEGHENY LUDLUM CORP
filed 1996-05-14
CIK 811929

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                       FORM 10-Q
          (Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended MARCH 31, 1996

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

          Number of shares of Common Stock outstanding as of May 2, 1996
                                                  65,991,891

                            ALLEGHENY LUDLUM CORPORATION
                                   SEC FORM 10-Q
                         FISCAL QUARTER ENDED MARCH 31, 1996

                                        INDEX

                                                                 Page No.
          PART I. - FINANCIAL INFORMATION

               Item 1.  Financial  Statements


                    Condensed Consolidated Statement of Income        3

                    Condensed Consolidated Balance Sheets             4

                    Condensed Consolidated Statement of Cash Flows    6

                    Notes to Condensed Consolidated Financial
                     Statements                                       7

               Item 2.  Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                   9

          PART II. - OTHER INFORMATION

               Item 1. Legal Proceedings                             12

               Item 6. Exhibits and Reports on Form 8-K              12

               Signatures                                            13

                            PART I - FINANCIAL INFORMATION
                            ITEM 1 -- FINANCIAL STATEMENTS
                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)

                  (In thousands of dollars except per share amounts)



                                                    Fiscal        Fiscal
                                                    Quarter       Quarter
                                                     Ended         Ended
                                                March 31,1996   April 2,1995
                                                -------------  -------------

          NET SALES                                $353,102       $395,332

          Costs and Expenses:
            Cost of products sold                   286,107        313,742
            Research, development and technology     10,892         11,217
            Commercial and administrative            12,579         14,033
            Depreciation and amortization            11,463          9,866
                                                    -------        -------
                                                    321,041        348,858
                                                    -------        -------
          INCOME FROM STEEL OPERATIONS               32,061         46,474

          Operating earnings from assets
           held for sale                              1,176          3,014
          Other income (expense):
            Interest expense -- net                  (1,333)          (757)
            Other -- net                                596            293
                                                    -------        -------
                                                       (737)          (464)
                                                    -------        -------
          Income before income taxes                 32,500         49,024

          Income taxes                               13,401         20,170
                                                    -------        -------

          NET INCOME                               $ 19,099       $ 28,854
                                                    =======        =======
          Per common share:
              Primary                                  $.29           $.41
                                                    =======        =======


              Fully diluted                                           $.39
                                                                   =======

          Dividends declared per common share          $.13           $.12
                                                    =======        =======

          See notes to condensed consolidated financial statements

                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                              (in thousands of dollars)

                                                   March 31,    December 31
                                                     1996           1995
                                                  ----------    -----------
          ASSETS

          CURRENT ASSETS:
            Cash and cash equivalents             $   99,533     $   70,913
            Trade receivables--net                   142,848        137,016
            Inventories  (Note 2)                    217,318        236,459
            Prepaid expenses and other current
              assets                                  13,177          9,886
                                                   ---------      ---------
                    TOTAL CURRENT ASSETS             472,876        454,274

          Properties, plants and equipment--net      446,872        451,623
          Cost in excess of net assets
           acquired                                  129,243        130,103
          Deferred income taxes                       42,557         44,670
          Assets held for sale                        22,438         46,477
          Other assets                                19,951         17,125
                                                   ---------      ---------

                    TOTAL ASSETS                  $1,133,937     $1,144,272
                                                   =========      =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

          CURRENT LIABILITIES:
            Current portion of long-term debt     $    1,978     $    1,941
            Accounts payable                          75,422         93,464
            Accrued compensation and benefits         59,604         60,892
            Income taxes payable and deferred         20,842         12,897
            Other accrued expenses                    30,412         14,293
                                                   ---------      ---------
                    TOTAL CURRENT LIABILITIES        188,258        183,487

          Long-term debt, less current portion       180,049        181,157
          Pensions                                   102,346        105,699
          Postretirement benefit liability           270,146        265,559
          Other                                       28,447         32,922
                                                   ---------      ---------

                    TOTAL LIABILITIES                769,246        768,824

          SHAREHOLDERS' EQUITY:
            Preferred stock, par value $1:
              authorized--50,000,000 shares;
              issued--none
            Common stock, par value $ .10:
              authorized--250,000,000 shares;
              issued--72,878,242 shares              7,288           7,288
              Additional capital                   271,485         271,473
              Retained earnings                    224,934         214,128
              Equity adjustment related to
               minimum liability for pension plans (14,727)        (14,727)
              Common stock in treasury at cost--
              6,886,351 and 5,771,371 shares      (124,289)       (102,714)
                                                 ---------       ---------
                    TOTAL SHAREHOLDERS' EQUITY     364,691         375,448
                                                 ---------       ---------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                $1,133,937      $1,144,272
                                                 =========       =========


          See notes to condensed consolidated financial statements

                ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                          (in thousands of dollars)

                                                     Fiscal         Fiscal
                                                    Quarter        Quarter
                                                     Ended          Ended
                                                 March 31,1996  April 2,1995
                                                 ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $ 19,099       $28,854
   Adjustment to reconcile net income
    to cash flow from operating activities:
      Depreciation and amortization                   11,463         9,866
      Earnings from assets held for sale                (563)       (1,489)
      Deferred taxes                                   1,334        (1,798)
    Change in operating assets and liabilities:
      Long-term retirement liabilities                  (285)       (2,385)
      Trade receivables                               (5,832)      (29,556)
      Inventories                                     19,141        37,091
      Trade payables                                 (18,042)       (4,707)
      Net change in other current assets
       and current liabilities                        11,350        32,067
      Other changes                                   (1,548)       (1,891)
                                                     -------        -------
        CASH FROM OPERATING ACTIVITIES                36,117        66,052

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of properties, plants and equipment--net  (5,852)       (4,363)
   Proceeds from assets held for sale                 24,602             -
   Long-term investments                              (1,542)          346
   Increase in notes receivable                         (233)           (4)
                                                     -------        -------
       CASH FROM (USED BY) INVESTING ACTIVITIES       16,975        (4,021)


 CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital leases      (1,071)       (1,038)
   Purchases of treasury stock                       (23,710)      (10,073)
   Employee stock plans                                  309            26
                                                     -------        -------
       CASH USED BY FINANCING ACTIVITIES             (24,472)      (11,085)

 INCREASE IN CASH AND CASH EQUIVALENTS                28,620        50,946
  Balance of cash and cash equivalents at
   beginning of period                                70,913        11,185
                                                     -------        -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 99,533       $62,131
                                                     =======        =======

 See notes to condensed consolidated financial statements

                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

          NOTE 1--FINANCIAL STATEMENTS

          This financial information should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 1995. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 31, 1996 are not necessarily indicative of results of operations that may be expected for the fiscal year ending December 29, 1996.

          Net income per common share was computed based on the weighted average number of shares of common stock outstanding during the periods: 66,592,371 shares for the fiscal quarter ended March 31, 1996 and 70,567,973 shares for the fiscal quarter ended April 2, 1995.

          The Company's fiscal year and fiscal quarters end on the Sunday closest to the last day of the calendar month.

          Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

          NOTE 2--INVENTORIES

          Inventories consisted of the following:

                                                  March 31,    December 31,
                                                    1996           1995
                                                  ---------   ------------
                                                  (in thousands of dollars)

          Raw materials                          $ 54,601         $ 63,994
          Work-in-process and finished products   236,213          249,139
          Supplies                                 16,744           16,515
                                                  -------          -------
          Total inventories at current cost       307,558          329,648
          Less allowances to reduce current
           cost values to LIFO basis               90,240           93,189
                                                  -------          -------
                                                 $217,318         $236,459
                                                  =======          =======
          Substantially all of the Company's inventories are determined by the LIFO method.

          NOTE 3--LITIGATION

          In August 1995, a jury verdict in favor the Company was entered in a case brought by Allegheny International, Inc. (AI) to recover a $5.5 million refund plus interest. The refund was received by the Company in 1989 with respect to a federal income tax overpayment. The case, which was brought in the United States District Court for the Western District of Pennsylvania, arose out of the 1980 management-led buyout of the Company from AI and was pursued by Sunbeam Corporation, the successor to AI following AI's bankruptcy reorganization. Sunbeam has appealed the jury verdict. The Company intends to vigorously defend the favorable decision.

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

          NOTE 4--COMBINATION

          As previously announced, on April 1, 1996, Allegheny Ludlum and Teledyne, Inc. entered into an Agreement and Plan of Merger and Combination. Pursuant to this Agreement, Allegheny Ludlum and Teledyne would each become a subsidiary of a new corporation named Allegheny Teledyne Incorporated, each share of Allegheny Ludlum common stock would be converted into one share of Allegheny Teledyne common stock and each share of Teledyne common stock would be converted into 1.925 shares of Allegheny Teledyne common stock. The transaction is subject to approval by the shareholders of Allegheny Ludlum and Teledyne as well as regulatory approval and other customary closing conditions.


          NOTE 5--ACCOUNTING PRONOUNCEMENTS

          In the first quarter of 1996, the Company adopted FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and FAS No. 123 "Accounting for Stock-Based Compensation". The adoption of these statements did not have a material impact on the Company. The Company will continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25 as allowed by FAS No. 123 and provide the year-end disclosures required by FAS No. 123.

     Item 2.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the information in the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.

         On April 1, 1996, the Company and Teledyne, Inc. announced that they had entered into an Agreement and Plan of Merger and Combination. See NOTE 4 of the Notes to Condensed Consolidated Financial Statements (Unaudited).

         During the first quarter of 1996, two unplanned equipment outages occurred resulting in additional operating expenses of approximately $.03 per share. The impact of the outages on finishing operations and customer shipments was not significant. However, operating and utilization rates were adversely affected and higher cost equipment was used to meet some customer commitments.

    RESULTS OF OPERATIONS
         Net sales by product line were as follows:
                                            Fiscal Quarter Ended
                                       ------------------------------
                                       March 31, 1996    April 2, 1995
                                       --------------    -------------
                                                 (millions)
    Stainless steel                    $282.0              $321.9
    Silicon electrical steel             37.2                35.7
    Other specialty alloy                33.9                37.7
                                        -----               -----
    Total net sales                    $353.1              $395.3
                                        =====               =====


         Net sales and shipments decreased 11% and 19%, respectively, in the 1996 first quarter compared to the record levels of the 1995 first quarter. Shipments were 134,525 tons in the 1996 period compared to 165,383 tons in the 1995 period. The sales decline reflected a carryover of the slow-down in business that continued from the fourth quarter of 1995. Sales in the second quarter have improved from first quarter levels and orders continue to be strong as the quarter is progressing. The decline in selling price surcharges in the 1996 first quarter has continued into the second quarter.

         Stainless steel sales decreased 12% in the first quarter of 1996 compared to the first quarter of 1995. The decrease was due to lower shipments which were only partially offset by improved pricing and sales mix.

         Silicon electrical steel sales were up slightly in the 1996 first quarter reflecting a shift to a more favorable product mix which was offset by lower shipments and somewhat lower prices.

         Other specialty alloy sales decreased 10% in the 1996 first quarter as compared to the comparable 1995 period. The decrease was due to lower shipments of tool steel and high alloy flat-rolled products which were only partially offset by higher shipments of high temperature flat-rolled and high alloy plate products.

         The 5% price increase on stainless steel commodity sheet that was to take effect on May 6, 1996 was negated by increased imports that resulted from weakened foreign economies and prices. The Company believes that sheet prices have stabilized. Price increases for strip and plate are still anticipated in the second quarter.

         Cost of products sold as a percentage of net sales increased 1.6 percentage points in the first quarter of 1996 compared to the first quarter of 1995. The increase was primarily due to higher chromium prices, which were partially offset by lower nickel and molybdenum prices, the effects of the unplanned equipment outages and contractual wage increases. Continuing efforts to control costs and the utilization of newer, more efficient equipment partially offset the increased costs. Raw material costs have continued to decline into the second quarter of 1996.

         Research, development and technology costs decreased in the 1996 first quarter compared to the 1995 first quarter primarily due to lower expense for profit-related compensation plans.

         Commercial and administrative costs decreased in the 1996 first quarter compared to the 1995 first quarter primarily due to lower expense for profit-related compensation plans and lower costs for the Washington plant due to realized synergies.

         Reynolds Fasteners, Inc. was sold during the first quarter of 1996 for $24.6 million in cash and the assumption of liabilities. The Company's results were not affected by the transaction. Earnings from assets held for sale relate to the remaining non-specialty steel company that was acquired in 1993.

    FINANCIAL CONDITION AND LIQUIDITY

         Working capital increased to $284.6 million in the first quarter of 1996 from $270.8 at the end of 1995. The current ratio was 2.5 in both periods. The increase in working capital was primarily due to higher balances of cash and trade receivables and lower accounts payable which were partially offset by lower inventories and increased liabilities for taxes and other accrued expenses.

         In the first three months of 1996, cash on hand and cash from operations of $36.1 million were used to purchase $23.7 million in treasury stock, invest $5.9 million in capital equipment and pay down $1.1 million of debt as scheduled. The Company also received cash of $24.6 million from the proceeds of assets held for sale. The Company terminated its stock repurchase program effective April 1, 1996.

         The Company anticipates that capital expenditures for 1996 will be approximately $35 million.

         The Company believes that internally generated funds, current cash on hand and borrowing from existing credit lines will be adequate to meet foreseeable needs.

     FINANCIAL CONDITION AND LIQUIDITY


     PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     The information concerning certain litigation filed by the Department of Justice against the Company set forth in NOTE 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited), PART I., Item 1. of this filing is incorporated therein by reference.

     Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (3) Bylaws, as amended

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K

                    The Company filed a report on Form 8-K
               dated April 2, 1996, regarding the
               proposed combination with Teledyne, Inc.

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

     May 14, 1996

                              EXHIBIT INDEX

     Exhibit Number                                    Sequential Page Number
     --------------                                    ----------------------

     (3)                 Bylaws, as amended                 15

     (27)                Financial Data Schedule