Form 10-Q
period 1996-06-30
ALLEGHENY LUDLUM CORP
filed 1996-08-12
CIK 811929

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-Q
          (Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996

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

          Number of shares of Common Stock outstanding as of August 2, 1996
                                                                66,030,602

























                            ALLEGHENY LUDLUM CORPORATION
                                   SEC FORM 10-Q
                         FISCAL QUARTER ENDED June 30, 1996

                                        INDEX

                                                                 Page No.
          PART I. - FINANCIAL INFORMATION

               Item 1.  Financial Statements


                    Condensed Consolidated Statement of Income        3

                    Condensed Consolidated Balance Sheets             5

                    Condensed Consolidated Statement of Cash Flows    7

                    Notes to Condensed Consolidated Financial
                     Statements                                       9

               Item 2.  Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                  11

          PART II. - OTHER  INFORMATION

               Item 1. Legal Proceedings                             14

               Item 5. Other Information                             14

               Item 6. Exhibits and Reports on Form 8-K              14

               Signatures                                            15

                            PART I - FINANCIAL INFORMATION
                            ITEM 1 -- FINANCIAL STATEMENTS
                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)
                  (In thousands of dollars except per share amounts)


                                     Fiscal    Fiscal     Fiscal    Fiscal
                                     Quarter   Quarter   Six Mos.  Six Mos.
                                      Ended     Ended     Ended     Ended
                                    June 30,   July 2,   June 30,  July 2,
                                      1996      1995       1996     1995
                                    --------   --------  --------  --------

          NET SALES                $338,553   $390,468   $691,655  $785,800

          Costs and expenses:
            Cost of products sold   266,147    301,306    552,254   615,048
            Research, development
              and technology         10,682     12,067     21,574    23,284
            Commercial and
              administrative         14,579     14,323     27,158    28,356
            Depreciation and
              amortization           11,380      9,630     22,843    19,496
                                    -------    -------    -------   -------
                                    302,788    337,326    623,829   686,184
                                    -------    -------    -------   -------
          INCOME FROM STEEL
          OPERATIONS                 35,765     53,142     67,826    99,616

          Operating earnings from
           assets held for sale         700      4,254      1,876     7,268

          Other income (expense):
            Interest expense - net   (1,783)      (119)    (3,116)     (876)
            Other -- net              1,094        860      1,690     1,153
                                     ------     ------     ------    ------
                                       (689)       741     (1,426)      277
                                     ------     ------     -------  -------
          Income before income
           taxes                     35,776     58,137     68,276   107,161

          Income taxes               15,315     23,667     28,716    43,837
                                    -------     ------    -------   -------

          NET INCOME               $ 20,461   $ 34,470   $ 39,560  $ 63,324
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

                                        -Continued-

                                     Fiscal    Fiscal     Fiscal    Fiscal
                                     Quarter   Quarter   Six Mos.  Six Mos.
                                      Ended     Ended     Ended     Ended
                                    June 30,   July 2,   June 30,  July 2,
                                      1996      1995       1996     1995
                                    --------   -------   --------  --------
          Per common share:
              Primary                   $.31      $.49      $.60       $.90
                                    ========   =======   ========  ========
              Fully diluted                       $.47                 $.86
                                               =======             ========

          Dividends declared
            per common share            $.13      $.12      $.26       $.24
                                    ========   =======   ========  ========

          See notes to condensed consolidated financial statements

                   ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                              (in thousands of dollars)

                                                   June 30,      December 31,
                                                     1996           1995
                                                  ---------      -----------
          ASSETS

          CURRENT ASSETS:
            Cash and cash equivalents            $   92,585      $   70,913
            Trade receivables--net                  145,525         137,016
            Inventories  (Note 2)                   225,173         236,459
            Prepaid expenses and other current
              assets                                 12,384           9,886
                                                  ---------       ---------
                    TOTAL CURRENT ASSETS            475,667         454,274

          Properties, plants and equipment--net     442,102         451,623
          Cost in excess of net assets
           acquired                                 128,384         130,103
          Deferred income taxes                      46,426          44,670
          Other assets including assets held
           for sale                                  44,207          63,602
                                                  ---------       ---------
                    TOTAL ASSETS                 $1,136,786      $1,144,272
                                                  =========       =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

          CURRENT LIABILITIES:
            Current portion of long-term debt   $     1,960      $    1,941
            Accounts payable                         70,782          93,464
            Accrued compensation and benefits        55,175          60,892
            Income taxes payable and deferred        10,098          12,897
            Other accrued expenses                   31,336          14,293
                                                  ---------       ---------
                    TOTAL CURRENT LIABILITIES       169,351         183,487

          Long-term debt, less current portion      179,847         181,157
          Pensions                                  108,834         105,699
          Postretirement benefit liability          272,819         265,559
          Other                                      29,279          32,922
                                                   --------       ---------
                    TOTAL LIABILITIES               760,130         768,824

                   ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                              (in thousands of dollars)

                                        -Continued-

                                                    June 30,      December 31,
                                                      1996           1995
                                                    --------      -----------
          SHAREHOLDERS' EQUITY:
            Preferred stock, par value $1:
              authorized--50,000,000 shares;
              issued--none
            Common stock, par value $ .10:
              authorized--250,000,000 shares;
              issued--72,878,242 shares                7,288          7,288
            Additional capital                       271,348        271,473
            Retained earnings                        236,558        214,128
            Equity adjustment related to
              minimum liability for pension plans    (14,727)       (14,727)
            Common stock in treasury at cost--
             6,855,866 and 5,771,371 shares         (123,811)      (102,714)
                                                   ---------       --------
                    TOTAL SHAREHOLDERS' EQUITY       376,656        375,448
                                                   ---------       --------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                  $1,136,786     $1,144,272
                                                   =========      =========


          See notes to condensed consolidated financial statements

                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                              (in thousands of dollars)

                                                     Fiscal         Fiscal
                                                  Six Months      Six Months
                                                     Ended          Ended
                                                 June 30,1996   July 2, 1995
                                                 ------------   ------------
          CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income                              $ 39,560       $ 63,324
            Adjustment to reconcile net income
             to cash flow from operating activities:
               Depreciation and amortization         22,843         19,496
               Reinvested earnings from assets
                held for sale                           329         (5,130)
               Deferred taxes                        (3,132)         3,015
             Change in operating assets
              and liabilities:
               Long-term retirement liabilities       8,876        (12,988)
               Trade receivables                     (8,509)       (15,181)
               Inventories                           11,286         45,076
               Trade payables                       (22,682)       (13,268)
               Net change in other current assets
                and current liabilities                (885)        20,275
               Other changes                         (1,587)         3,163
                                                    -------        -------
                 CASH FROM OPERATING ACTIVITIES      46,099        107,782

          CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of properties, plants
              and equipment--net                    (11,624)       (10,227)
            Proceeds from assets held for sale       24,602              -
            Long-term investments                    (4,535)           346
            Notes receivable                            218            (12)
                                                    -------         ------
                CASH FROM (USED BY)
                  INVESTING ACTIVITIES                8,661         (9,893)

          CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments on long-term debt and
              capital leases                         (1,291)        (1,278)
            Dividends paid                           (8,646)        (8,480)
            Purchases of treasury stock             (23,710)       (30,023)
            Employee stock plans                        559            262
                                                    -------        -------
                CASH USED BY FINANCING ACTIVITIES   (33,088)       (39,519)

                    ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                              (in thousands of dollars)

                                      -Continued-

                                                     Fiscal         Fiscal
                                                  Six Months      Six Months
                                                     Ended          Ended
                                                 June 30,1996    July 2, 1995
                                                 ------------   -------------
          INCREASE IN CASH AND CASH EQUIVALENTS        21,672        58,370
          Balance of cash and cash equivalents at
            beginning of period                        70,913        11,185
                                                       ------        ------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD  $92,585       $69,555
                                                       ======        ======

          See notes to condensed consolidated financial statements

                     ALLEGHENY LUDLUM CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

          NOTE 1--FINANCIAL STATEMENTS

          This financial information should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 1995. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and six months ended
          June 30, 1996 are not necessarily indicative of results of operations that may be expected for the fiscal year ending December 29, 1996.

          Net income per common share was computed based on the weighted average number of shares of common stock outstanding during the periods: 66,009,201 and 66,300,786 shares for the fiscal quarter and six months, respectively, ended June 30, 1996 and 69,959,030 and 70,263,501 shares for the fiscal quarter and six months, respectively, ended July 2, 1995.

          The Company's fiscal year and fiscal quarters end on the Sunday closest to the last day of the calendar month.

          NOTE 2--INVENTORIES

          Inventories consisted of the following:

                                                  June 30,      December 31,
                                                    1996           1995
                                                  --------       ---------
                                                 (in thousands of dollars)

          Raw materials                          $ 38,426        $ 63,994
          Work-in-process and finished products   253,431         249,139
          Supplies                                 17,220          16,515
                                                  -------         -------
          Total inventories at current cost       309,077         329,648
          Less allowances to reduce current
           cost values to LIFO basis               83,904          93,189
                                                  -------         -------
                                                 $225,173        $236,459
                                                  =======         =======
          Substantially all of the Company's inventories are determined by the LIFO method.

          NOTE 3--LITIGATION

          In June 1996, the United States Court of Appeals for the Third Circuit upheld a lower court ruling that found in favor of the Company in a case brought by Allegheny International, Inc. (AI) to cover a $5.5 million refund received by Allegheny Ludlum in 1989 with respect to a federal income tax overpayment. The case, which was brought in the United States District Court for the Western District of Pennsylvania, arose out of the 1980 management-led buyout of the Company from AI and was pursued by Sunbeam Corporation, the successor to AI following AI's bankruptcy reorganization. Sunbeam asked the Third Circuit for a rehearing which the Court denied. The Company intends to continue to vigorously defend the favorable decision.

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

          NOTE 4--COMBINATION

          As previously announced, on April 1, 1996, Allegheny Ludlum and Teledyne, Inc. entered into an Agreement and Plan of Merger and Combination. Pursuant to this Agreement, Allegheny Ludlum and Teledyne would each become a subsidiary of a new corporation named Allegheny Teledyne Incorporated, each share of Allegheny Ludlum common stock would be converted into one share of Allegheny Teledyne common stock and each share of Teledyne common stock would be converted into 1.925 shares of Allegheny Teledyne common stock. The transaction is subject to approval by the shareholders of Allegheny Ludlum and Teledyne and other customary closing conditions. Special shareholder meetings of each company are scheduled for August 15, 1996. If shareholder approval is obtained, the Combination is expected to be consummated as soon as practicable following the shareholder meetings.

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

               In the second quarter of 1996, the Company incurred investment banking, legal and related costs of $.03 per share of common stock related to the pending combination with Teledyne, Inc.

          RESULTS OF OPERATIONS
               Net sales by product line were as follows:

                                    Fiscal Quarter         Fiscal Six Months
                                        Ended                   Ended
                                 ---------------------   -------------------
                                 June 30,      July 2,   June 30,    July 2,
                                   1996         1995       1996       1995
                                 --------      -------   --------    -------
                                       (millions)             (millions)
          Stainless steel         $265.5       $324.6    $547.6      $646.6
          Silicon electrical steel  39.4         32.8      76.6        68.5
          Other specialty alloy     33.7         33.1      67.5        70.7
                                   -----        -----     -----       -----
          Total net sales         $338.6       $390.5    $691.7      $785.8
                                   =====        =====     =====       =====

               Net sales decreased 13% in the second quarter of 1996 compared to the exceptionally strong second quarter of 1995 and decreased 12% in the first six months of 1996 compared to the same 1995 period. Shipments were 135,851 tons and 270,376 tons in the 1996 second quarter and six months, respectively, compared to 145,176 tons and 310,559 tons in the 1995 periods.

               Stainless steel sales decreased 18% and 15% in the 1996 second quarter and first six months, respectively, compared to the 1995 periods. The decreases were a result of lower shipments in both periods and lower prices in the second quarter of 1996. The decreases were partially offset by improved sales mix as compared to the prior year periods. Market pressure on selling prices for commodity stainless steels has continued in the third quarter.

               Silicon electrical steel sales increased 20% and 12% in the 1996 second quarter and first six months, respectively, compared to the 1995 periods. The increases were the result of higher shipments in the 1996 second quarter and improved product mix in both periods which were partially offset in both periods by weaker prices for most products. The Company has announced a 5% price increase for its silicon steel products effective January 1, 1997.

               Other specialty alloy sales increased 2% in the second quarter of 1996 and decreased 5% in the first six months of 1996 compared to the 1995 periods. The increase in the second quarter of 1996 was primarily due to higher sales of electronic and high temperature alloy products. The decrease in the 1996 six-month period was due to the lower sales in the first quarter.

                The domestic price increases for stainless steel products announced in the first quarter of 1996 have not become effective due to increased imports and weak demand in foreign markets. The decline in selling price surcharges in the 1996 first six months has continued into the third quarter and will be eliminated by the end of the quarter if the present trend continues.

               Cost of products sold as a percentage of sales increased 1.4 and 1.5 percentage points in the second quarter and first six months of 1996. The increases were primarily due to higher chromium and ferrosilicon prices and contractual wage increases. These increases were partially offset by lower nickel and molybdenum prices, continuing efforts to control costs and the utilization of more efficient equipment. The first six months of 1996 also included the effects of the unplanned outages that took place in the first quarter. Raw material costs have declined in the first six weeks of the third quarter of 1996.

               Research, development and technology costs decreased in the second quarter and first six months of 1996 as compared to the 1995 periods primarily due to the lower expense for incentive compensation plans related to Company financial results and common stock values.

               Commercial and administrative expenses, exclusive of combination costs, decreased in the 1996 second quarter and 1996 first six months compared to the 1995 periods primarily due to lower compensation expense for plans which are based on Company financial results and common stock values. Commercial and administrative costs increased slightly in the 1996 second quarter compared to 1995 when costs related to the pending combination with Teledyne, Inc., in the amount of $1.7 million, are included.

               Earnings from assets held for sale relate to the non-specialty steel company that was acquired in the Athlone acquisition in 1993.

          FINANCIAL CONDITION AND LIQUIDITY

               Working capital increased to $306.3 million at the end of the first half of 1996 compared to $270.8 million at the end of 1995. The current ratio increased to 2.8 from 2.5 in the same periods. The increase in working capital was primarily due to higher balances of cash and trade receivables and lower accounts payable which were partially offset by lower inventories and increased liabilities for other accrued expenses.

               In the first six months of 1996, cash on hand of $70.9 million at the beginning of year and cash from operations of $46.1 million was used to repurchase $23.7 million in common stock, invest $11.6 million in capital equipment, pay dividends of $8.6 million and pay down $1.3 million in debt. The Company also received cash of $24.6 million from the proceeds of the sale of Reynolds Fasteners, Inc. in the first quarter of 1996. These transactions resulted in a cash position of $92.6 million at the end of the first half of 1996. The Company terminated its stock repurchase program effective April 1, 1996.

               The Company anticipates that capital expenditures for 1996 will be approximately $30 million.

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

          Item 5. Other Information

          During the second quarter of 1996, Joseph F. Schatt was named Vice President-Human Resources of the Company.
          Jack Shilling, Senior Vice President-Technical, has been appointed Executive Vice President of the Company effective August 1, 1996.

          Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    (10)  Extension Agreement as of June 30, 1996
                          with respect to Credit Agreement dated
                          as of June 30, 1995

                    (27)  Financial Data Schedule

               (b)  Reports on Form 8-K

                         The Company filed reports on Form 8-K
                    dated April 2, 1996 regarding the proposed combination with Teledyne, Inc., July 23, 1996, regarding the second quarter earnings release and July 24, 1996 regarding the regular cash dividend declared on July 24, 1996.

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



          August 12, 1996

                                   EXHIBIT INDEX

          Exhibit
          Number
          _______

           (10)               Extension Agreement as of June 30, 1996
                              with respect to Credit Agreement dated as of June 30, 1995

           (27)               Financial Data Schedule